Form 10-Q
period 1996-09-30
SWIFT ENERGY OPERATING PARTNERS 1992-B LTD
filed 1996-11-13
CIK 893703

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________________ to _________________

                       Commission File number: 33-37983-11


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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                                  PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                             4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           8

PART II.    OTHER INFORMATION                                                                                      10


SIGNATURES                                                                                                         11

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                                 BALANCE SHEETS


                                                                                        September 30,        December 31,
                                                                                            1996                 1995
                                                                                       ---------------      --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,309       $        1,271
              Oil and gas sales receivable                                                    462,804              352,342
              Other                                                                             6,273                   --
                                                                                       --------------       --------------
                   Total Current Assets                                                       470,386              353,613
                                                                                       --------------       ---------------
         Gas Imbalance Receivable                                                             446,047              473,104
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,741,001            9,734,774
         Less-Accumulated depreciation, depletion
              and amortization                                                             (6,728,767)          (6,249,470)
                                                                                       --------------       --------------
                                                                                            3,012,234            3,485,304
                                                                                       --------------       --------------
                                                                                       $    3,928,667       $    4,312,021
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      222,041       $      387,826
                                                                                       --------------       --------------

         Deferred Revenues                                                                    544,959              588,006

         Partners' Capital                                                                  3,161,667            3,336,189
                                                                                       --------------       --------------
                                                                                       $    3,928,667       $    4,312,021
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                     September 30,
                                              ---------------------------------  ---------------------------------
                                                     1996            1995              1996              1995
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       487,267   $       284,753  $     1,409,319   $     1,052,614
   Interest income                                        763                18            2,137                42
   Other                                                5,500             3,797           19,671            16,801
                                              ---------------   ---------------  ---------------   ---------------
                                                      493,530           288,568        1,431,127         1,069,457
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                    112,074            93,793          328,183           365,721
   Production taxes                                    24,463            19,794           77,085            67,517
   Depreciation, depletion
      and amortization -
        Normal provision                              143,381           144,362          479,297           493,380
        Additional provision                               --           254,518               --           801,831
   General and administrative                          43,798            47,970          136,647           137,056
   Interest expense                                        --               325            1,318               456
                                              ---------------   ---------------  ---------------   ---------------
                                                      323,716           560,762        1,022,530         1,865,961
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $       169,814   $      (272,194) $       408,597   $      (796,504)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
                per unit                      $           .02   $          (.03) $           .05   $          (.09)
                                              ===============   ===============  ===============   ===============


                 See accompanying note to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                ---------------------------------------
                                                                                      1996                    1995
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      408,597          $      (796,504)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         479,297                1,295,211
      Change in gas imbalance receivable
          and deferred revenues                                                        (15,990)                  41,049
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                           (110,462)                 255,983
        (Increase) decrease in other current assets                                     (6,273)                      --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (165,785)                 (14,809)
                                                                                --------------          ---------------
               Net cash provided by (used in) operating activities                     589,384                  780,930
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (26,413)                (126,752)
    Proceeds from sales of oil and gas properties                                       20,186                       95
                                                                                --------------          ---------------
               Net cash provided by (used in) investing activities                      (6,227)                (126,657)
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (583,119)                (654,230)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        38                       43
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,271                    1,199
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,309          $         1,242
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
              Cash paid during the period for interest                          $        1,318          $           456
                                                                                ==============          ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1995 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the Interest Holders and 15 percent to the general partners. After partnership payout, as defined in the Partnership Agreement, continuing costs and revenues will be shared 75 percent by the Interest Holders, and 25 percent by the general partners.

(3)  Significant Accounting Policies -

      Use of Estimates --

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

     Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the nine months ended September 30, 1996 and 1995.

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

(5)  Gas Imbalances -

                  The gas imbalance receivable and deferred revenues represent imbalances assumed as part of property acquisitions. The imbalances are accounted for on the entitlements method, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to gas imbalance receivable or deferred revenues as applicable.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Oil and gas sales increased $202,514 or 71 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 84 percent or $1.08/MCF and in oil prices of 76 percent or $9.13/BBL had a significant impact on partnership performance. Current quarter oil production decreased 36 percent when compared to third quarter 1995 production volumes, partially offsetting the effect of the increased gas and oil prices.

      Associated depreciation expense decreased a slight 1 percent or $981.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1995 for $254,518 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties based on the prices in effect at the filing date, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Oil and gas sales increased $356,705 or 34 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 62 percent or $.84/MCF and in oil prices of 37 percent or $4.78/BBL were major contributing factors to the increased revenues for the period. Also, current period oil production decreased 37 when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

      Associated depreciation expense decreased 3 percent or $14,083.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1995 for $801,831 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                               SWIFT ENERGY OPERATING
                                               PARTNERS 1992-B, LTD.
                                               (Registrant)

                                    By:        SWIFT ENERGY COMPANY
                                               Managing General Partner


Date:  November 6, 1996             By:        /s/ John R. Alden
       ----------------                        --------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:  November 6, 1996             By:        /s/ Alton D. Heckaman, Jr.
       ----------------                        --------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer