Form 10-K405
period 1996-12-31
SWIFT ENERGY OPERATING PARTNERS 1992-B LTD
filed 1997-03-25
CIK 893703

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________________ to ___________________


                       Commission File number 33-37983-11


                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                    (Exact name of registrant as specified in its Certificate of Limited Partnership)

         TEXAS                                          76-6078395
(State of Organization)                    (I.R.S. Employer Identification No.)


                         16825 Northchase Dr., Suite 400
                              Houston, Texas 77060
                                 (281) 874-2700
          (Address and telephone number of principal executive offices)


           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  X  No
                                      ----    ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Registrant does not have an aggregate market value for its Limited Partnership Interests.

                       Documents Incorporated by Reference

Document                                        Incorporated as to

    Registration Statement No. 33-37983            Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1996

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.


ITEM NO.                                    PART I                                               PAGE
   1                       Business                                                               I-1
   2                       Properties                                                             I-5
   3                       Legal Proceedings                                                      I-7
   4                       Submission of Matters to a Vote of
                             Security Holders                                                     I-7


                                            PART II

   5                       Market Price of and Distributions on the
                             Registrant's SDIs and Related Interest
                             Holder Matters                                                      II-1
   6                       Selected Financial Data                                               II-2
   7                       Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                       II-2
   8                       Financial Statements and Supplementary Data                           II-3
   9                       Disagreements on Accounting and Financial
                             Disclosure                                                          II-3


                                            PART III

  10                       Directors and Executive Officers of the
                             Registrant                                                         III-1
  11                       Executive Compensation                                               III-2
  12                       Security Ownership of Certain Beneficial
                             Owners and Management                                              III-2
  13                       Certain Relationships and Related Transactions                       III-2


                                            PART IV

  14                       Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K                                             IV-1


                                            OTHER

                           Signatures

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.

                                     PART I


Item 1.  Business

General Description of Partnership

         Swift Energy Operating Partners 1992-B, Ltd., a Texas limited partnership (the "Partnership" or the "Registrant"), is a partnership formed under a public serial limited partnership offering denominated Swift Depositary Interests I (Registration Statement No. 33-37983 on Form S-1, originally declared effective March 19, 1991, and amended effective May 1, 1992, April 1, 1993, April 19, 1994 and May 9, 1995 [the "Registration Statement"]). The Partnership was formed effective June 30, 1992 under a Limited Partnership Agreement dated June 30, 1992. The initial 585 investors made capital contributions of $8,631,378. Investors in the Partnership hold Swift Depositary Interests ("SDIs") representing beneficial ownership interests in the Partnership.

         The Partnership is principally engaged in the business of acquiring, developing and, when appropriate, disposing of working interests in proven oil and gas properties within the continental United States. The Partnership does not engage in exploratory drilling. Each working interest held by the Partnership entitles the Partnership to receive, in kind or in value, a share of the production of oil and gas from the producing property, and obligates the Partnership to participate in the operation of the property and to bear its proportionate share of all operating costs associated therewith. The Partnership typically holds less than the entire working interest in its producing properties.

         At December 31, 1996, the Partnership had expended or committed to expend 100% of the Interest Holders' commitments in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

         The Partnership's business and affairs are conducted by its Managing General Partner, Swift Energy Company, a Texas corporation ("Swift"). The Partnership's Special General Partner, VJM Corporation, a California corporation ("VJM"), consults with and advises Swift as to certain financial matters. Swift is the designated operator of many of the properties in which the Partnership owns interests. The remaining properties are operated by industry operators designated by the owners of a majority of the working interest in each property.

         The general manner in which the Partnership acquires producing properties and otherwise conducts its business is described in detail in the Registration Statement under "Proposed Activities of the Partnerships," which is incorporated herein by reference. The following is intended only as a summary of the Partnership's manner of doing business and specific activities to date.

Manner of Acquiring Properties; Net Profits and Overriding Royalty Interest Agreement

         For the sake of legal and administrative convenience, the producing properties owned by the Registrant have typically been acquired initially by Swift, which then conveyed ownership of each such property to the Registrant. The Registrant acquires producing properties from Swift at a cost as determined in accordance with the partnership agreement.

         The Registrant entered into a Net Profits and Overriding Royalty Interest Agreement dated June 30, 1992 (the "NP/OR Agreement") with Swift Energy Pension Partners 1992-B, Ltd. (the "Pension Partnership"). The Pension Partnership is a Texas limited partnership that is also managed by Swift and VJM. The Pension Partnership was formed to acquire nonoperating interests, such as net profits, royalty and overriding royalty interests, in producing oil and gas properties.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.


         Under the NP/OR Agreement, the Registrant and the Pension Partnership have, in effect, combined their funds in acquiring producing properties; using funds committed to the NP/OR Agreement by both partnerships, the Registrant acquires producing properties, then promptly conveys nonoperating interests therein to the Pension Partnership. The Registrant initially committed $8,631,378 and the Pension Partnership initially committed $5,062,025 for acquisitions under the NP/OR Agreement. The Registrant is obligated under the NP/OR Agreement to convey to the Pension Partnership a 37% fixed net profits interest and a variable overriding royalty interest in specified depths of every producing property it acquires, except that (i) properties anticipated to require significant development operations, and (ii) nonoperating interests offered to the Registrant by third parties may be purchased by the registrant outside the NP/OR Agreement, without participation by the Pension Partnership. The Registrant is entitled to withdraw up to 30% of its committed funds under the NP/OR Agreement for such acquisitions.

         All properties acquired by the Registrant since the date of the NP/OR Agreement have been acquired subject to the NP/OR Agreement and the nonoperating interests created thereby. At December 31, 1996, the Registrant had not made any withdrawals to acquire properties anticipated to require significant development.

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1996 the Registrant had conveyed to the Pension Partnership a net profits interest burdening certain depths of all producing properties acquired by the Registrant since the date of the NP/OR Agreement. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The 37% net profits interest conveyed to the Pension Partnership under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties acquired under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Pension Partnership is entitled. The net profits interest conveyed to the Pension Partnership burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

         The Registrant has also conveyed to the Pension Partnership under the NP/OR agreement an overriding royalty interest in each property acquired since the date of the NP/OR Agreement. An overriding royalty interest is a fractional interest in the gross production (or the gross proceeds therefrom) of oil and gas from a property, free of any exploration, development, operation or maintenance expenses. Under the NP/OR Agreement, the overriding royalty interest burdens the portions of each producing property that were evaluated at the date of acquisition not to contain proved reserves.

Competition, Markets and Regulations

         Competition

         The oil and gas industry is highly competitive in all its phases. The Partnership encounters strong competition from many other oil and gas producers, many of which possess substantial financial resources, in acquiring economically desirable Producing Properties.

         Markets

         The amounts of and price obtainable for oil and gas production from Partnership Properties will be affected by market factors beyond the control of the Partnership. Such factors include the extent of domestic production, the level of imports of foreign oil and gas, the general level of market demand on a regional, national and worldwide basis, domestic and foreign economic conditions that determine levels of industrial production, political events in foreign oil-producing regions, and variations in governmental regulations and tax laws and the imposition of new governmental requirements upon the oil and gas industry. There can be no assurance that oil and gas prices will not decrease in the future, thereby decreasing net Revenues from Partnership Properties.

         From time to time, there may exist a surplus of natural gas or oil supplies, the effect of which may be to reduce the amount of hydrocarbons that the Partnerships may produce and sell while such oversupply exists. In recent years, initial steps have been taken to provide additional gas transportation lines from Canada to the United States. If additional Canadian gas is brought to the United States market, it could create downward pressure on United States gas prices.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.


         Regulations

         Environmental Regulation

         The federal government and various state and local governments have adopted laws and regulations regarding the control of contamination of the environment. These laws and regulations may require the acquisition of a permit by Operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas or where pollution arises and impose substantial liabilities for pollution resulting from operations, particularly operations near or in onshore and offshore waters or on submerged lands. These laws and regulations may also increase the costs of routine drilling and operation of wells. Because these laws and regulations change frequently, the costs to the Partnership of compliance with existing and future environmental regulations cannot be predicted. However, the Managing Partner does not believe that the Partnership is affected in a significantly different manner by these regulations than are its competitors in the oil and gas industry.

         Federal Regulation of Natural Gas

         The transportation and sale of natural gas in interstate commerce is heavily regulated by agencies of the federal government. The following discussion is intended only as a summary of the principal statutes, regulations and orders that may affect the production and sale of natural gas from Partnership Properties. This summary should not be relied upon as a complete review of applicable natural gas regulatory provisions.

         FERC Orders

         Several major regulatory changes have been implemented by the Federal Energy Regulatory Commission ("FERC") from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry that remain subject to the FERC's jurisdiction. In April 1992, the FERC issued Order No. 636 pertaining to pipeline restructuring. This rule requires interstate pipelines to unbundle transportation and sales services by separately stating the price of each service and by providing customers only the particular service desired, without regard to the source for purchase of the gas. The rule also requires pipelines to (i) provide nondiscriminatory "no-notice" service allowing firm commitment shippers to receive delivery of gas on demand up to certain limits without penalties, (ii) establish a basis for release and reallocation of firm upstream pipeline capacity and (iii) provide non-discriminatory access to capacity by firm transportation shippers on a downstream pipeline. The rule requires interstate pipelines to use a straight fixed variable rate design. The rule imposes these same requirements upon storage facilities.

         FERC Order No. 500 affects the transportation and marketability of natural gas. Traditionally, natural gas has been sold by producers to pipeline companies, which then resold the gas to end-users. FERC Order No. 500 alters this market structure by requiring interstate pipelines that transport gas for others to provide transportation service to producers, distributors and all other shippers of natural gas on a nondiscriminatory, "first-come, first-served" basis ("open access transportation"), so that producers and other shippers can sell natural gas directly to end-users. FERC Order No. 500 contains additional provisions intended to promote greater competition in natural gas markets.

         It is not anticipated that the marketability of and price obtainable for natural gas production from Partnership Properties will be significantly affected by FERC Order No. 500. Gas produced from Partnership Properties normally will be sold to intermediaries who have entered into transportation arrangements with pipeline companies. These intermediaries will accumulate gas purchased from a number of producers and sell the gas to end-users through open access pipeline transportation.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.


         State Regulations

         Production of any oil and gas from Partnership Properties will be affected to some degree by state regulations. Many states in which the Partnership will operate have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. Certain state regulatory authorities also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or proration unit.

         Federal Leases

         Some of the Partnership's properties are located on federal oil and gas leases administered by various federal agencies, including the Bureau of Land Management. Various regulations and orders affect the terms of leases, exploration and development plans, methods of operation and related matters.

Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1996, Swift had 191 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.


Item 2.  Properties

         As of December 31, 1996, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The Weatherford Field is in Custer County, Oklahoma in the Anadarko Basin (Barney et al acquisition). The Weatherford Field produces primarily natural gas and condensate and accounts for 70% of the value.

         The remaining value in the Partnership is attributable to numerous properties none of which equals or exceeds 15 percent of the total Partnership value.

Title to Properties

         Title to substantially all significant producing properties of the Partnership has been examined. The properties are subject to royalty, overriding royalty and other interests customary in the industry. The Managing General Partner does not believe any of these burdens materially detract from the value of the properties or will materially detract from the value of the properties or materially interfere with their use in the operation of the business of the Partnership.

Production and Sales Price

         The following table summarizes the sales volumes of the Partnership's net oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas.

                                                    Net Production
                                        ----------------------------------------
                                                 For the Years Ended
                                                     December 31,
                                        ----------------------------------------
                                          1996          1995              1994
                                        -------        -------         ---------
Net Volumes (Equivalent MCFs)           742,241        838,716         1,197,441

Average Sales Price
   price per Equivalent MCF             $2.42          $1.65           $1.79

Average Production Cost
   per Equivalent MCF
   (includes production taxes)          $0.74          $0.70           $0.55

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1996, 1995 and 1994. All of the Partnership's proved reserves are located in the United States.

                                                                      December 31,
                                    ------------------------------------------------------------------------------
                                            1996                          1995                        1994
                                    ---------------------       ---------------------       ----------------------
                                                  Natural                     Natural                     Natural
                                      Oil           Gas           Oil           Gas           Oil           Gas
                                    -------      --------       -------      --------       -------      ---------
                                     (BBLS)       (MMCF)         (BBLS)       (MMCF)         (BBLS)        (MMCF)
Proved developed
   reserves at end of year           73,522         2,523       112,820          3,247       221,567         3,528
                                    -------         -----       -------          -----       -------         -----
Proved reserves
   Balance at beginning
     of year                        121,891         3,522       231,525          4,235       300,978         6,366

   Purchase of minerals
     in place                            --            --            --             --            --            --

   Extensions, discoveries
     and other additions                 --            --         2,282             76         4,385           158

   Revisions of previous
     estimates                      (11,971)          392       (78,104)          (152)      (24,337)       (1,376)

   Sales of minerals in
     place                           (5,515)         (188)         (306)            --          (939)           (7)

   Production                       (22,124)         (610)      (33,506)          (637)      (48,562)         (906)
                                    -------         -----       -------          -----       -------         -----

   Balance at end of year            82,281         3,116       121,891          3,522       231,525         4,235
                                    -------         -----       -------          -----       -------         -----


         Revisions of previous quantity estimates are related to upward or downward variations based on current engineering information for production rates, volumetrics and reservoir pressure. Additionally, changes in quantity estimates are the result of the increase or decrease in crude oil and natural gas prices at each year end which have the effect of adding or reducing proved reserves on marginal properties due to economic limitations.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.


         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1996:

                                                                 Reserves
                                                             December 31, 1996
                                                           ---------------------

                                                                     Natural                  Wells
                                                     Oil              Gas              -----------------------
Acquisition              State(s)                  (BBLS)            (MMCF)             Gross             Net
-----------              --------                 -------           -------             -----            -----
Maxus                      WY                      39,159                --               11             0.096
Barney, et al              AL, AR, CO,
                           LA, MS, OK,
                           TX                      43,122             3,116              304             8.001
                                                  -------             -----             ----             -----
                                                   82,281             3,116              315             8.097
                                                  -------             -----             ----             -----

         There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and estimates of other engineers might differ from those above, audited by H. J. Gruy and Associates, Inc., an independent petroleum consulting firm. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate, and, as a general rule, reserve estimates based upon volumetric analysis are inherently less reliable than those based on lengthy production history. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1996 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1996 and the date of this report.

         Future prices received for the sale of the Partnership's products may be higher or lower than the prices used in the evaluation described above; the operating costs relating to such production may also increase or decrease from existing levels. The estimates presented above are in accordance with rules adopted by the Securities and Exchange Commission.

Item 3. Legal Proceedings

         The Partnership is not aware of any material pending legal proceedings to which it is a party or of which any of its property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of Interest Holders during the fourth quarter of the fiscal year covered by this report.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.

                                     PART II


Item 5. Market Price of and Distributions on the Registrant's SDIs and Related Interest Holder Matters

Market Information

         SDIs in the Partnership were initially sold at a price of $1 per SDI. SDIs are not traded on any exchange and there is no established public trading market for the SDIs. Swift is aware of negotiated transfers of SDIs between unrelated parties; however, these transfers have been limited and sporadic. Due to the nature of these transactions, Swift has no verifiable information regarding prices at which SDIs have been transferred.

Holders

         As of December 31, 1996, there were 585 Interest Holders holding SDIs in the Partnership.

Distributions

         The Partnership generally makes distributions to Interest Holders on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December 31, 1995 and 1996, the Partnership distributed a total of $722,800 and $651,700, respectively, to the holders of its SDIs. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of SDIs can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1997, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

         The Partnership's Limited Partnership Agreement contains various provisions which might serve to delay, defer or prevent a change in control of the Partnership, such as the requirement of a vote of Limited Partners in order to sell all or substantially all of the Partnership's properties or the requirement of consent by the Managing General Partner to transfers of limited partnership interests and provisions prohibiting the transfer of Limited Partnership Units in any fiscal year in excess of a limit which has been established in order to comply with certain federal income tax regulations.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles for the year ended December 31, 1996, 1995, 1994, 1993 and the period from inception (June 30, 1992) through December 31, 1992, should be read in conjunction with the financial statements included in Item 8:

                         1996             1995                1994             1993              1992
                    ------------    ---------------    -----------------   -------------    -------------
Revenues            $  1,996,217    $     1,552,950    $     2,268,509     $   3,217,561    $   1,817,368
Income (Loss)       $    645,622    $      (705,606)   $    (1,316,842)    $     826,995    $     445,503
Total Assets        $  3,810,827    $     4,312,021    $     5,720,555     $   7,985,085    $   9,386,368
Cash Distributions  $    812,713    $       809,818    $     1,625,399     $   1,912,876    $     197,146


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Partnership has expended all of the Interest Holders' commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. This source of liquidity and the related results of operations will decline in future periods as the oil and gas produced from these properties also declines.

         The Partnership plans to spend in the next two years an estimated $88,000 for capital expenditures needed for the development and enhancement of proved oil and gas reserves. The Managing General Partner anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy any future capital expenditure requirements. Funds generated from bank borrowings and proceeds from the sale of oil and gas properties will be used to supplement this effort if deemed necessary.

Results of Operations

         Oil and gas sales increased 29 percent in 1996 vs. 1995. Increases in both 1996 gas and oil prices were major contributors to the increased revenues. The Partnership experienced an increase in gas prices of 57 percent or $.83/MCF and an increase in oil prices of 35 percent or $4.70/BBL. The average sales price per equivalent MCF increased 47 percent in 1996. Production volumes decreased 12 percent due to a 34 percent oil production decrease and a 4 percent gas production decline. The production declines partially offset the effect of increased oil and gas prices impacting partnership performance.

         Production cost per equivalent MCF increased 6 percent in 1996 compared to 1995; however, total production costs decreased 7 percent in 1996.

         Associated depreciation expense decreased 8 percent in 1996 when compared to 1995.

         Oil and gas sales decreased 32 percent in 1995 vs. 1994. Production volumes decreased 30 percent due to a 30 percent gas production decrease and a 31 percent oil production decline. Since the Partnership's reserves are 83 percent gas, the decrease in gas production, due to accelerated production declines on mature wells, a reduction in development drilling in the current year and production curtailments due to declining prices, had a major impact on partnership performance. A decline in the 1995 gas prices of 17 percent or $.30/MCF further contributed to the Partnership's decreased revenues. The average sales price per equivalent MCF decreased 8 percent in 1995.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.


         Production cost per equivalent MCF increased 27 percent in 1995 compared to 1994; however, total production costs decreased 11 percent in 1995.

         Associated depreciation expense decreased 42 percent in 1995 when compared to 1994.

         The Partnership recorded an additional provision in depreciation, depletion and amortization in 1995 and 1994 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties, resulting in a full cost ceiling impairment.

         During 1997, Partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1997, the Managing General Partner anticipates that the Partnership sharing ratio will continue to be 85:15.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 17, 1997, regarding the directors and executive officers of Swift.

                                                   Position(s) with
         Name               Age               Swift and Other Companies
         ----               ---               -------------------------
                                    DIRECTORS

A. Earl Swift               63      President, Chief Executive Officer and
                                    Chairman of the Board

Virgil N. Swift             68      Executive Vice President - Business
                                    Development, Vice Chairman of the Board

G. Robert Evans             65      Director of Swift; Chairman of the Board,
                                    Material Sciences Corporation;
                                    Director, Consolidated Freightways, Inc.,
                                    Fibreboard  Corporation,   Elco  Industries,
                                    and Old Second Bancorp

Raymond O. Loen             72      Director of Swift; President, R. O. Loen
                                    Company

Henry C. Montgomery         61      Director of Swift; Chairman of the Board,
                                    Montgomery Financial Services Corporation;
                                    Director, Southwall Technology Corporation

Clyde W. Smith, Jr.         48      Director of Swift; President, Somerset
                                    Properties, Inc.

Harold J. Withrow           69      Director of Swift

                                    EXECUTIVE OFFICERS

Terry E. Swift              41      Executive Vice President, Chief
                                    Operating Officer

John R. Alden               51      Senior Vice President - Finance,
                                    Chief Financial Officer and Secretary

Bruce H. Vincent            49      Senior Vice President - Funds Management

James M. Kitterman          52      Senior Vice President - Operations

Alton D. Heckaman, Jr.      39      Vice President - Finance and Controller


                                     III-1

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.


         From time to time, Swift as Managing General Partner of the Partnership purchases Units in the Partnership from investors who offer the Units pursuant to their right of presentment, which purchases are made pursuant to terms set out in the Partnership's original Limited Partnership Agreement. Due to the frequency and large number of these transactions, Swift reports these transactions under Section 16 of the Securities Exchange Act of 1934 on an annual rather than a monthly basis. In some cases such annual reporting may constitute a late filing of the required Section 16 reports under the applicable
Section 16 rules.

Item 11.  Executive Compensation

         As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers. The executive officers of Swift and VJM are not compensated by the Partnership.

         Certain fees and allowances contemplated by the Limited Partnership Agreement were paid by the Partnership to Swift and VJM. See Note (4) in Notes To Financial Statements (Related-Party Transactions) for further discussion.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         No single Interest Holder is known to the Partnership to be the beneficial owner of more than five percent of the Partnership's SDIs.

         Swift and VJM are not aware of any arrangement, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

         As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers or directors, and thus has not engaged in any transactions in which any such person had an interest. The Partnership is permitted to engage in certain transactions with Swift as Managing General Partner and VJM as Special General Partner, subject to extensive guidelines and restrictions described in the "Conflicts of Interest" section of the Prospectus contained in the Registration Statement, which is incorporated herein by reference.

         Summarized below are the principal transactions that have occurred between the Partnership and Swift, VJM and their affiliates.

         1. The oil and gas properties acquired by the Partnership, as described in Item 2, "Properties" above, were typically acquired initially by Swift from the seller thereof and subsequently transferred to the Partnership. Such transfers were made by Swift at its Property Acquisition Costs or Fair Market Value (as provided in the Limited Partnership Agreement), less any amounts received from sale of production between the time of acquisition by Swift and the time of sale to the Partnership.

         2. Swift acts as operator for many of the wells in which the Partnership has acquired interests and has received compensation for such activities in accordance with standard industry operating agreements.

         3. The Partnership paid to Swift and VJM certain fees as contemplated by the Limited Partnership Agreement. See Note (4) in Notes To Financial Statements (Related-Party Transactions) for further discussion.


                                     III-2

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                   PAGE NO.
                                                                      --------
               Report of Independent Public Accountants                 IV-3

               Balance Sheets as of December 31, 1996 and 1995          IV-4

               Statements of Operations for the years ended
                  December 31, 1996, 1995 and 1994                      IV-5

               Statements of Partners' Capital for the years ended
                  December 31, 1996, 1995 and 1994                      IV-6

               Statements of Cash Flows for the years ended
                  December 31, 1996, 1995 and 1994                      IV-7

               Notes to Financial Statements                            IV-8

       a(2)    FINANCIAL STATEMENT SCHEDULES

               All schedules required by the SEC are either inapplicable or the required information is included in the Financial Statements, the Notes thereto, or in other information included elsewhere in this report.

       a(3)    EXHIBITS

               3.1 Limited Partnership Agreement of Swift Energy Operating Partners 1992-B, Ltd., dated June 30, 1992. (Form 10-K for year ended December 31, 1992, Exhibit 3.1).

               3.2 Certificate of Limited Partnership of Swift Energy Operating Partners 1992-B, Ltd., as filed June 30, 1992, with the Texas Secretary of State. (Form 10-K for year ended December 31, 1992, Exhibit 3.2).

               10.1 Net Profits and Overriding Royalty Interest Agreement between Swift Energy Operating Partners 1992-B, Ltd. and Swift Energy Pension Partners 1992-B, Ltd. dated June 30, 1992. (Form 10-K for year ended December 31, 1992, Exhibit 10.1).

               99.1 A copy of the following section of the Prospectus dated May 1, 1992, contained in Post-Effective Amendment No. 4 to Registration Statement No. 33-37983 on Form S-1 for Swift Energy Depositary Interests I, as filed on May 1, 1992, which have been incorporated herein by reference:
                      "Proposed Activities" (pp 25 - 35) and "Conflicts of Interests" (pp 90 - 94). (Form 10-K for year ended December 31, 1992, Exhibit 28.1).

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1996.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.


Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1996 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Interest Holders of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Swift Energy Operating Partners 1992-B, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Operating Partners 1992-B, Ltd., (a Texas limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Operating Partners 1992-B, Ltd., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.






                               ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1997

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                                             1996                 1995
                                                                                       --------------       --------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      215,339       $        1,271
              Oil and gas sales receivable                                                    526,257              352,342
              Other                                                                             8,083                   --
                                                                                       --------------       --------------
                   Total Current Assets                                                       749,679              353,613
                                                                                       --------------       --------------

         Gas Imbalance Receivable                                                             419,760              473,104
                                                                                       --------------        -------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,512,970            9,734,774
         Less-Accumulated depreciation, depletion
              and amortization                                                             (6,871,582)          (6,249,470)
                                                                                       --------------       --------------
                                                                                            2,641,388            3,485,304
                                                                                       --------------       --------------
                                                                                       $    3,810,827       $    4,312,021
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      135,423       $      387,826
                                                                                       --------------       --------------

         Deferred Revenues                                                                    506,306              588,006

         Partners' Capital                                                                  3,169,098            3,336,189
                                                                                       --------------       --------------
                                                                                       $    3,810,827       $    4,312,021
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                      1996             1995              1994
                                                                ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                                            $     1,968,877  $     1,527,944   $     2,242,798
   Interest income                                                        3,974            4,246               859
   Other                                                                 23,366           20,760            24,852
                                                                ---------------  ---------------   ---------------
                                                                      1,996,217        1,552,950         2,268,509
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                                      436,717          491,244           517,358
   Production taxes                                                     110,385           94,678           138,101
   Depreciation, depletion
     and amortization -
        Normal provision                                                622,111          676,320         1,167,831
        Additional provision                                                 --          801,831         1,555,236
   General and administrative                                           180,064          190,999           206,825
   Interest expense                                                       1,318            3,484                --
                                                                ---------------  ---------------   ---------------
                                                                      1,350,595        2,258,556         3,585,351
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $       645,622  $      (705,606)  $    (1,316,842)
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                   Limited          General         Combining
                                                  Partners         Partners         Adjustment            Total
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1993                         $     7,671,777   $       122,077  $            --     $    7,793,854

Income (Loss)                                      (1,782,264)          203,811          261,611         (1,316,842)

Cash Distributions                                 (1,372,300)         (253,099)              --         (1,625,399)
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1994                               4,517,213            72,789          261,611          4,851,613
                                              ---------------   ---------------  ---------------     --------------

Income (Loss)                                        (627,115)          106,660         (185,151)          (705,606)

Cash Distributions                                   (722,800)          (87,018)              --           (809,818)
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1995                               3,167,298            92,431           76,460          3,336,189
                                              ---------------   ---------------  ---------------     --------------

Income (Loss)                                         455,218           180,917            9,487            645,622

Cash Distributions                                   (651,700)         (161,013)              --           (812,713)
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1996                         $     2,970,816   $       112,335  $        85,947     $    3,169,098
                                              ===============   ===============  ===============     ==============



Limited Partners' net income (loss)
    per unit

      1994                                    $         (.21)
                                              ==============
      1995                                    $         (.07)
                                              ==============
      1996                                    $          .05
                                              ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                       1996              1995              1994
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $       645,622   $      (705,606) $    (1,316,842)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                           622,111         1,478,151        2,723,067
      Change in gas imbalance receivable
         and deferred revenues                                                           (28,355)           24,005          (20,890)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             (173,915)           11,502          179,205
        (Increaes) decrease in other current assets                                       (8,083)               --               --
        Increase (decrease) in accounts payable and accrued liabilities                 (252,403)          212,829           95,553
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                    804,977         1,020,881        1,660,093
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                  (41,348)         (211,758)        (147,449)
    Proceeds from sales of oil and gas properties                                        263,152               767           34,796
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                    221,804          (210,991)        (112,653)
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to Interest Holders                                              (812,713)         (809,818)      (1,625,399)
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     214,068                72          (77,959)
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,271             1,199           79,158
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $       215,339   $         1,271  $         1,199
                                                                                 ===============   ===============  ===============
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                       $         1,318   $         3,484  $            --
                                                                                 ===============   ===============  ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS


(1) Organization and Terms of Partnership Agreement -

         Swift Energy Operating Partners 1992-B, Ltd., a Texas limited partnership (the Partnership), was formed on June 30, 1992, for the purpose of purchasing and operating producing oil and gas properties within the continental United States and Canada. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The sole limited partner of the Partnership is Swift Depositary Company, which has assigned all of its beneficial (but not of record) rights and interests as limited partner to the investors in the Partnership ("Interest Holders"), in the form of Swift Depositary Interests ("SDIs").

         The Managing General Partner has paid or will pay out of its own corporate funds (as a capital contribution to the Partnership) $1,018,865, which includes all selling commissions, offering expenses, printing, legal and accounting fees and other formation costs incurred in connection with the offering of SDIs and the formation of the Partnership, for which the Managing General Partner will receive an interest in continuing costs and revenues of the Partnership. The 585 interest holders made total capital contributions of $8,631,378.

         Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the Interest Holders and 15 percent to the general partners. After partnership payout, as defined in the Partnership Agreement, continuing costs and revenues will be shared 75 percent by the Interest Holders, and 25 percent by the general partners. Payout had not occurred as of December 31, 1996.

(2) Significant Accounting Policies -

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

Oil and Gas Properties --

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1996, 1995 and 1994.

         Future development, site restoration, dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Partnership's capitalized oil and gas property costs are amortized.

         The unamortized cost of oil and gas properties is limited to the "ceiling limitation", (calculated separately for the Partnership, limited partners, and general partners). The "ceiling limitation" is calculated on a quarterly basis and represents the estimated future net revenues from proved properties using current prices, discounted at ten percent, and the lower of cost or fair value of unproved properties. Proceeds from the sale or disposition of oil and gas properties are treated as a reduction of oil and gas property costs with no gains or losses being recognized except in significant transactions.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

         The calculation of the "ceiling limitation" and the provision for depreciation, depletion, and amortization is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

Statements of Cash Flows --

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

(3) Oil and Gas Capitalized Costs -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                           Year Ended December 31,
                              --------------------------------------------------
                                  1996             1995                1994
                              ----------        ----------         -------------
      Acquisition of
        proved properties     $       --        $       --         $          --

      Development                 41,348           211,758               147,449
                              ----------        ----------         -------------
                              $   41,348        $  211,758         $     147,449
                              ----------        ----------         -------------


         All oil and gas property acquisitions are made by Swift on behalf of the Partnership. The costs of the properties include the purchase price plus any costs incurred by Swift in the evaluation and acquisition of properties.

         During 1995 and 1994, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for depreciation, depletion and amortization of $801,831 and $1,555,236, respectively. In computing the Partnership's third quarter 1994 "ceiling limitation", the Partnership utilized the product prices in effect at the date of the filing of the Partnership's report on Form 10-Q. Utilizing these subsequent prices, the write down recorded by the Partnership was $62,629 less than the amount that would have been recorded using product prices in effect at September 30, 1994. No such write downs were required in 1996.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         In addition, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1995 and 1994, resulting in a valuation allowance of $609,455 and $1,711,078, respectively. These amounts are included in the income (loss) attributable to the limited partners shown in the statement of partners' capital together with a "combining adjustment" for the difference between the limited partners' valuation allowance and the Partnership's valuation allowance. The "combining adjustment" changes quarterly as the Partnership's total amortization provision is more or less than combined amortization provision attributable to general and limited partners.

(4) Related-Party Transactions -

         During 1996, 1995 and 1994, the Partnership paid Swift $129,471, $151,049 and $151,049, respectively, as a general and administrative overhead allowance.

         During 1996, 1995 and 1994, the Partnership also paid Swift an incentive amount, as defined in the Partnership Agreement, for services rendered to the Partnership. Such amounts totaled $21,387 in 1996, $12,054 in 1995 and $20,598 in 1994 and are included in general and administrative expenses.

         Effective June 30, 1992, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Pension Partners 1992-B, Ltd. (Pension Partnership), managed by Swift for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has conveyed to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs.

(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the Interest Holders could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1996, 1995 and 1994 was $1,233,307, $603,430 and $1,255,947, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

         For federal income tax purposes, depletion with respect to production of oil and gas is computed separately by the partners and not by the Partnership. Since the amount of depletion on the production of oil and gas is not computed at the Partnership level, depletion is not included in the Partnership's income for federal income tax purposes but is charged directly to the partners' capital accounts to the extent of the cost of the leasehold interests, and thus is treated as a separate item on the partners' Schedule K-1. Depletion for federal income tax purposes may vary from that computed for financial reporting purposes in cases where a ceiling adjustment is recorded, as such amount is not recognized for tax purposes.

(6) Gas Imbalances -

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

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                    NOTES TO FINANCIAL STATMENTS (CONTINUED)


(7) Vulnerability Due to Certain Concentrations -

         The Partnership's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

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

(8) Fair Value of Financial Instruments -

         The Partnership's financial instruments consist of cash and cash equivalents and short-term receivables and payables. The carrying amounts approximate fair value due to the highly liquid nature of the short-term instruments.

                   SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD

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


                                              SWIFT ENERGY OPERATING
                                              PARTNERS 1992-B, LTD.
                                              (Registrant)
                                     By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      March 17, 1997            By:      s/b A. Earl Swift
           --------------                     ----------------------------------
                                              A. Earl Swift
                                              President

Date:      March 17, 1997            By:      s/b John R. Alden
           --------------                     ----------------------------------
                                              John R. Alden
                                              Principal Financial Officer

Date:      March 17, 1997            By:      s/b Alton D. Heckaman, Jr.
           --------------                     ----------------------------------
                                              Alton D. Heckaman, Jr.
                                              Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                              SWIFT ENERGY OPERATING
                                              PARTNERS 1992-B, LTD.
                                              (Registrant)

                                     By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      March 17, 1997            By:      s/b A. Earl Swift
           --------------                     ----------------------------------
                                              A. Earl Swift
                                              Director and Principal
                                              Executive Officer

Date:      March 17, 1997            By:      s/b Virgil N. Swift
           --------------                     ----------------------------------
                                              Virgil N. Swift
                                              Director and Executive
                                              Vice President - Business
                                              Development

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.



Date:      March 17, 1997            By:      s/b G. Robert Evans
           --------------                     ----------------------------------
                                              G. Robert Evans
                                              Director

Date:      March 17, 1997            By:      s/b Raymond O. Loen
           --------------                     ----------------------------------
                                              Raymond O. Loen
                                              Director

Date:      March 17, 1997            By:      s/b Henry C. Montgomery
           --------------                     ----------------------------------
                                              Henry C. Montgomery
                                              Director

Date:      March 17, 1997            By:      s/b Clyde W. Smith, Jr.
           --------------                     ----------------------------------
                                              Clyde W. Smith, Jr.
                                              Director

Date:      March 17, 1997            By:      s/b Harold J. Withrow
           --------------                     ----------------------------------
                                              Harold J. Withrow
                                              Director