Form 10-Q
period 1997-03-31
SWIFT ENERGY OPERATING PARTNERS 1992-B LTD
filed 1997-05-13
CIK 893703

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ___________________

                       Commission File number: 33-37983-11


                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
             (Exact name of registrant as specified in its charter)

                  Texas                                  76-6078395
(State or other jurisdiction of organization)(I.R.S. Employer Identification No.)

                        16825 Northchase Drive, Suite 400
                              Houston, Texas 77060
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                      PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                  3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996     4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996     5

            Notes to Financial Statements                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                9

PART II.    OTHER INFORMATION                                          10


SIGNATURES                                                             11

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                                 BALANCE SHEETS



                                                                                           March 31,          December 31,
                                                                                             1997                 1996
                                                                                       --------------       ---------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      148,789       $      215,339
              Oil and gas sales receivable                                                    530,164              526,257
              Other                                                                            10,078                8,083
                                                                                       --------------       --------------
                   Total Current Assets                                                       689,031              749,679
                                                                                       --------------       --------------

         Gas Imbalance Receivable                                                             458,659              419,760
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,549,856            9,512,970
         Less-Accumulated depreciation, depletion
              and amortization                                                             (7,030,306)          (6,871,582)
                                                                                       --------------       --------------
                                                                                            2,519,550            2,641,388
                                                                                       --------------       --------------
                                                                                       $    3,667,240       $    3,810,827
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       42,254       $      135,423
                                                                                       --------------       --------------

         Deferred Revenues                                                                    502,809              506,306

         Partners' Capital                                                                  3,122,177            3,169,098
                                                                                       --------------       --------------
                                                                                       $    3,667,240       $    3,810,827
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                        1997             1996
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $       559,917   $       439,666
             Interest income                                                               2,269               671
             Other                                                                         3,289             3,159
                                                                                 ---------------   ---------------
                                                                                         565,475           443,496
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                             101,380           112,156
             Production taxes                                                             29,753            25,818
             Depreciation, depletion
               and amortization                                                          158,724           174,219
             General and administrative                                                   49,763            45,148
             Interest expense                                                                 --             1,064
                                                                                 ---------------   ---------------
                                                                                         339,620           358,405
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $       225,855   $        85,091
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $           .03
                                              ===============
         March 31, 1996                       $           .01
                                              -==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                arch 31,
                                                                                ---------------------------------------
                                                                                       1997                   1996
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $        225,855        $        85,091
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                           158,724                174,219
      Change in gas imbalance receivable
          and deferred revenues                                                          (42,396)                (8,860)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                               (3,907)                33,655
        (Increase) decrease in other current assets                                       (1,995)                    --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                        (93,169)              (112,344)
                                                                                ----------------        ---------------
               Net cash provided by (used in) operating activities                       243,112                171,761
                                                                                ----------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                  (36,886)                (3,018)
    Proceeds from sales of oil and gas properties                                             --                  2,111
                                                                                ----------------        ---------------
               Net cash provided by (used in) investing activities                       (36,886)                  (907)
                                                                                ----------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (272,776)              (170,848)
                                                                                ----------------        ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (66,550)                     6
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         215,339                  1,271
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        148,789        $         1,277
                                                                                ================        ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $             --        $         1,064
                                                                                ================        ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  Organization and Terms of Partnership Agreement -

                  Swift Energy Operating Partners 1992-B, Ltd., a Texas limited partnership ("the Partnership"), was formed on June 30, 1992, for the purpose of purchasing and operating producing oil and gas properties within the continental United States and Canada. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The sole limited partner of the Partnership is Swift Depositary Company, which has assigned all of its beneficial (but not of record) rights and interest as limited partner to the investors in the Partnership ("Interest Holders"), in the form of Swift Depositary Interests ("SDIs").

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

     Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the three months ended March 31, 1997 and 1996.

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

(4)  Related-Party Transactions -

                  Effective June 30, 1992, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Pension Partners 1992-B, Ltd. (Pension Partnership), an affiliated partnership managed by Swift for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has conveyed to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Pension Partnership's proportionate share of the property acquisition costs.

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

LIQUIDITY AND CAPITAL RESOURCES

      The  Partnership  has expended all of the  Interest  Holder's  commitments
available  for  property   acquisitions  by  acquiring  producing  oil  and  gas
properties.

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

RESULTS OF OPERATIONS

     Oil and gas sales increased $120,251 or 27 percent in the first quarter of 1997 when compared to the same period in 1996, primarily due to increased gas and oil prices. An increase in gas prices of 21 percent or $.44/MCF and in oil prices of 9 percent or $1.49/BBL had a significant impact on partnership performance. Also, first quarter gas production increased 21 percent further contributing to the increased revenues. Current quarter oil production declined 32 percent when compared to first quarter 1996 production volumes, partially offsetting the effect of increased gas and oil prices.

      Associated depreciation expense decreased 9 percent or $15,495.

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


                                        SWIFT ENERGY OPERATING
                                        PARTNERS 1992-B, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner


Date:     May 5, 1997        By:        /s/ John R. Alden
          -----------                   -----------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:     May 5, 1997        By:        /s/ Alton D. Heckaman, Jr.
          -----------                   -----------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer