Form 10-Q
period 1997-06-30
SWIFT ENERGY OPERATING PARTNERS 1992-B LTD
filed 1997-08-11
CIK 893703

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ____________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                             3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                  4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                  5

            Notes to Financial Statements                                                         6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                          9

PART II.    OTHER INFORMATION                                                                    11


SIGNATURES                                                                                       12

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                                 BALANCE SHEETS



                                                                                           June 30,           December 31,
                                                                                             1997                 1996
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      103,922       $      215,339
              Oil and gas sales receivable                                                    486,097              526,257
              Other                                                                            10,881                8,083
                                                                                       --------------       --------------
                   Total Current Assets                                                       600,900              749,679
                                                                                       --------------       --------------

         Gas Imbalance Receivable                                                             426,281              419,760
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,546,733            9,512,970
         Less-Accumulated depreciation, depletion
              and amortization                                                             (7,138,224)          (6,871,582)
                                                                                       --------------       --------------
                                                                                            2,408,509            2,641,388
                                                                                       --------------       --------------
                                                                                       $    3,435,690       $    3,810,827
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      136,947       $      135,423
                                                                                       --------------       --------------

         Deferred Revenues                                                                    480,014              506,306

         Partners' Capital                                                                  2,818,729            3,169,098
                                                                                       --------------       --------------
                                                                                       $    3,435,690       $    3,810,827
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended                   Six Months Ended
                                                         June 30,                              June 30,
                                             ----------------------------------  ---------------------------------
                                                   1997               1996            1997               1996
                                             ----------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       260,754   $       482,386  $       820,671   $       922,052
   Interest income                                      2,136               704            4,405             1,375
   Other                                                2,494            11,013            5,783            14,171
                                              ---------------   ---------------  ---------------   ---------------
                                                      265,384           494,103          830,859           937,598
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                    110,401           103,953          211,781           216,108
   Production taxes                                    16,044            26,804           45,797            52,622
   Depreciation, depletion
      and amortization                                107,918           161,697          266,642           335,916
   General and administrative                          39,382            47,704           89,146            92,851
   Interest expense                                        --               253               --             1,318
                                              ---------------   ---------------  ---------------   ---------------
                                                      273,745           340,411          613,366           698,815
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        (8,361)  $       153,692  $       217,493   $       238,783
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $           .02  $           .03   $           .03
                                              ===============   ===============  ===============   ===============


                 See accompanying note to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                ---------------------------------------
                                                                                     1997                     1996
                                                                                --------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      217,493          $       238,783
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         266,642                  335,916
      Change in gas imbalance receivable
          and deferred revenues                                                        (32,813)                 (21,977)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             40,160                  (53,240)
        (Increase) decrease in other current assets                                     (2,798)                  (5,526)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                        1,524                 (136,163)
                                                                                --------------          ---------------
      Net cash provided by (used in) operating activities                              490,208                  357,793
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (33,763)                 (14,784)
    Proceeds from sales of oil and gas properties                                           --                   20,187
                                                                                --------------          ---------------
      Net cash provided by (used in) investing activities                              (33,763)                   5,403
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (567,862)                (363,174)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (111,417)                      22
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       215,339                    1,271
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      103,922          $         1,293
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $           --          $         1,318
                                                                                ==============          ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited, except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

      Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the six months ended June 30, 1997 and 1996.

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

(4)  Related-Party Transactions -

                  Effective June 30, 1992, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Pension Partners 1992-B, Ltd. ("Pension Partnership"), an affiliated partnership managed by Swift for the purpose of acquiring nonoperating interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership will convey to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Pension Partnership's proportionate share of the property acquisition costs.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Oil and gas sales declined $221,632 or 46 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 28 percent in gas production and 31 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 17 percent or $.36/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated depreciation expense decreased 33 percent or $53,779.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Oil and gas sales decreased $101,381 or 11 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 32 percent in oil production and 5 percent in gas production were major contributing factors to the decreased revenues for the period. Increased gas prices of 6 percent or $.12/MCF partially offset the production declines.

      Associated depreciation expense declined 21 percent or $69,274.

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


                                             SWIFT ENERGY OPERATING
                                             PARTNERS 1992-B, LTD.
                                             (Registrant)

                                  By:        SWIFT ENERGY COMPANY
                                             Managing General Partner

Date:     August 4, 1997          By:        /s/ John R. Alden
          --------------                     ---------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:     August 4, 1997          By:        /s/ Alton D. Heckaman, Jr.
          --------------                     ---------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer