Form 10-Q
period 1997-09-30
SWIFT ENERGY OPERATING PARTNERS 1992-B LTD
filed 1997-11-12
CIK 893703

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ____________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                       PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                     3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996         4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                         5

      Notes to Financial Statements                                                      6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                       8

PART II.    OTHER INFORMATION                                                           10


SIGNATURES                                                                              11

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       69,464       $      215,339
              Oil and gas sales receivable                                                    475,480              526,257
              Other                                                                            11,630                8,083
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       556,574              749,679
                                                                                       ---------------     ----------------

         Gas Imbalance Receivable                                                             394,471              419,760
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,555,984            9,512,970
         Less-Accumulated depreciation, depletion
              and amortization                                                             (7,232,440)          (6,871,582)
                                                                                       ---------------     ----------------
                                                                                            2,323,544            2,641,388
                                                                                       ---------------     ----------------
                                                                                       $    3,274,589       $    3,810,827
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      121,910       $      135,423
                                                                                       ---------------    ----------------

         Deferred Revenues                                                                    468,845              506,306

         Partners' Capital                                                                  2,683,834            3,169,098
                                                                                       ---------------     ----------------
                                                                                       $    3,274,589       $    3,810,827
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                       September 30,
                                              ---------------------------------  ---------------------------------
                                                   1997              1996             1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       314,021   $       487,267  $     1,134,692   $     1,409,319
   Interest income                                      1,722               763            6,126             2,137
   Other                                                1,736             5,500            7,519            19,671
                                              ---------------   ---------------  ---------------   ---------------
                                                      317,479           493,530        1,148,337         1,431,127
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     99,524           112,074          311,305           328,183
   Production taxes                                    20,298            24,463           66,094            77,085
   Depreciation, depletion
      and amortization                                 94,216           143,381          360,858           479,297
   General and administrative                          35,535            43,798          124,681           136,647
   Interest expense                                        --                --               --             1,318
                                              ---------------   ---------------  ---------------   ---------------
                                                      249,573           323,716          862,938         1,022,530
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        67,906   $       169,814  $       285,399   $       408,597
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .01   $           .02  $           .03   $           .05
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                               ----------------------------------------
                                                                                    1997                      1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      285,399          $       408,597
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         360,858                  479,297
      Change in gas imbalance receivable
          and deferred revenues                                                        (12,172)                 (15,990)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             50,777                 (110,462)
        (Increase) decrease in other current assets                                     (3,547)                  (6,273)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                      (13,513)                (165,785)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     667,802                  589,384
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (43,014)                 (26,413)
    Proceeds from sales of oil and gas properties                                           --                   20,186
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     (43,014)                  (6,227)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (770,663)                (583,119)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (145,875)                      38
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       215,339                    1,271
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       69,464          $         1,309
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $         1,318
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

     Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the nine months ended September 30, 1997 and 1996.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

     Oil and gas sales declined $173,247 or 36 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 29 percent in gas production and 28 percent in oil production had a significant impact on partnership performance. Also, current quarter oil prices declined 45 percent or $9.52/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated depreciation expense decreased 34 percent or $49,165.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

     Oil and gas sales decreased $274,628 or 19 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 12 percent in gas production and 31 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 5 percent or $.11/MCF partially offset the production declines.

      Associated depreciation expense declined 25 percent or $118,439.

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


                                       SWIFT ENERGY OPERATING
                                       PARTNERS 1992-B, LTD.
                                       (Registrant)

                            By:        SWIFT ENERGY COMPANY
                                       Managing General Partner


Date:  November 4, 1997     By:        /s/ John R. Alden
       ----------------                ----------------------------------------
                                       John R. Alden
                                       Senior Vice President, Secretary
                                       and Principal Financial Officer

Date:  November 4, 1997     By:        /s/ Alton D. Heckaman, Jr.
       ----------------                ----------------------------------------
                                       Alton D. Heckaman, Jr.
                                       Vice President, Controller
                                       and Principal Accounting Officer