Form 10-Q
period 1998-03-31
SWIFT ENERGY OPERATING PARTNERS 1992-B LTD
filed 1998-05-14
CIK 893703

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                      PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1998 and December 31, 1997                  3

            Statements of Operations

                - Three month periods ended March 31, 1998 and 1997     4

            Statements of Cash Flows

                - Three month periods ended March 31, 1998 and 1997     5

            Notes to Financial Statements                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                9

PART II.    OTHER INFORMATION                                          10


SIGNATURES                                                             11

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                                 BALANCE SHEETS



                                                                                           March 31,         December 31,
                                                                                             1998                 1997
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      163,257       $      255,689
              Oil and gas sales receivable                                                    601,066              473,174
              Other                                                                            15,202               11,988
                                                                                       --------------       --------------
                   Total Current Assets                                                       779,525              740,851
                                                                                       --------------       --------------

         Gas Imbalance Receivable                                                             369,116              369,116
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,211,576            9,403,428
         Less-Accumulated depreciation, depletion
              and amortization                                                             (7,390,967)          (7,307,479)
                                                                                       --------------       --------------
                                                                                            1,820,609            2,095,949
                                                                                       --------------       --------------
                                                                                       $    2,969,250       $    3,205,916
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      101,957       $      127,103
                                                                                       --------------       --------------

         Deferred Revenues                                                                    457,585              457,585

         Interest Holders' Capital (8,631,378 Interest Holders' SDIs;
                                    $1.00 per SDI)                                          2,354,105            2,540,712
         General Partners' Capital                                                             55,603               80,516
                                                                                       --------------       --------------
              Total Partners' Capital                                                       2,409,708            2,621,228
                                                                                       --------------       --------------
                                                                                       $    2,969,250       $    3,205,916
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                        1998             1997
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $       230,399   $       559,917
             Interest income                                                               3,300             2,269
             Other                                                                         1,447             3,289
                                                                                 ---------------   ---------------
                                                                                         235,146           565,475
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              79,962           101,380
             Production taxes                                                             12,713            29,753
             Depreciation, depletion
               and amortization                                                           83,488           158,724
             General and administrative                                                   36,299            49,763
                                                                                 ---------------   ---------------
                                                                                         212,462           339,620
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        22,684   $       225,855
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1998                       $            --
                                              ===============
         March 31, 1997                       $           .03
                                              ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                arch 31,
                                                                                ---------------------------------------
                                                                                       1998                   1997
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $         22,684        $       225,855
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                            83,488                158,724
      Change in gas imbalance receivable
          and deferred revenues                                                               --                (42,396)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             (127,892)                (3,907)
        (Increase) decrease in other current assets                                       (3,214)                (1,995)
        Increase (decrease) in accounts payable                                          (25,146)               (93,169)
                                                                                ----------------        ---------------
               Net cash provided by (used in) operating activities                       (50,080)               243,112
                                                                                ----------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                  (23,837)               (36,886)
    Proceeds from sales of oil and gas properties                                        215,689                     --
                                                                                ----------------        ---------------
               Net cash provided by (used in) investing activities                       191,852                (36,886)
                                                                                ----------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (234,204)              (272,776)
                                                                                ----------------        ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (92,432)               (66,550)
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         255,689                215,339
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        163,257        $       148,789
                                                                                ================        ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1997 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


     Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the three months ended March 31, 1998 and 1997.

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

(4)  Related-Party Transactions -

                  Effective June 30, 1992, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Pension Partners 1992-B, Ltd. ("Pension Partnership"), an affiliated partnership managed by Swift for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has conveyed to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Pension Partnership's proportionate share of the property acquisition costs.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(5)  Gas Imbalances -

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

LIQUIDITY AND CAPITAL RESOURCES

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $(50,080) and $243,112 for the three months ended March 31, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $234,204 and $272,776 for the three months ended March 31, 1998 and 1997, respectively.

         The Partnership does not allow for additional assessments from the partners to fund capital requirements. The Managing General Partner anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy any future capital expenditure requirements. Funds generated from bank borrowings and proceeds from the sale of oil and gas properties will be used to supplement this effort if deemed necessary.

Results of Operations

         Oil and gas sales increased $329,518 or 59 percent in the first quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 46 percent and oil production declined 37 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in the fourth quarter of 1997 had an impact on 1998 partnership production volumes. Also, first quarter gas and oil prices declined 21 percent or $.53/MCF and 46 percent or $8.19/BBL, respectively, further contributing to decreased revenues.

         Associated depreciation expense decreased 47 percent or $75,236 in 1998 compared to first quarter 1997, also related to the decline in production volumes.

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


Date:     May 5, 1998        By:        /s/ John R. Alden
          -----------                   -----------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:     May 5, 1998        By:        /s/ Alton D. Heckaman, Jr.
          -----------                   -----------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer