Form 10-Q
period 1998-06-30
SWIFT ENERGY OPERATING PARTNERS 1992-B LTD
filed 1998-08-13
CIK 893703

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                   PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                               3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997    4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                    5

            Notes to Financial Statements                                           6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                            9

PART II.    OTHER INFORMATION                                                      11


SIGNATURES                                                                         12

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      309,062       $      255,689
              Oil and gas sales receivable                                                    347,694              473,174
              Other                                                                            17,886               11,988
                                                                                       ---------------     ----------------
                  Total Current Assets                                                        674,642              740,851
                                                                                       ---------------     ----------------

         Gas Imbalance Receivable                                                             345,680              369,116
                                                                                       ---------------     ----------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,182,474            9,403,428
         Less-Accumulated depreciation, depletion
              and amortization                                                             (7,469,446)          (7,307,479)
                                                                                       ---------------     ----------------
                                                                                            1,713,028            2,095,949
                                                                                       ---------------     ----------------
                                                                                       $    2,733,350       $    3,205,916
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      106,336       $      127,103
                                                                                       ---------------     ----------------

         Deferred Revenues                                                                    419,265              457,585

         Interest Holders' Capital (8,631,378 Interest Holders' SDIs;
                                   $1.00 per SDI)                                           2,168,458            2,540,712
         General Partners' Capital                                                             39,291               80,516
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                   2,207,749            2,621,228
                                                                                       ---------------     ----------------
                                                                                       $    2,733,350       $    3,205,916
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       196,599   $       260,754  $       426,998   $       820,671
   Interest income                                      4,653             2,136            7,952             4,405
   Other                                                1,904             2,494            3,351             5,783
                                              ---------------   ---------------  ---------------   ---------------
                                                      203,156           265,384          438,301           830,859
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     81,733           110,401          161,695           211,781
   Production taxes                                    12,679            16,044           25,392            45,797
   Depreciation, depletion
      and amortization                                 78,479           107,918          161,967           266,642
   General and administrative                          37,751            39,382           74,049            89,146
                                              ---------------   ---------------  ---------------   ---------------
                                                      210,642           273,745          423,103           613,366
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        (7,486)  $        (8,361) $        15,198   $       217,493
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $            --  $            --   $           .03
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                    1998                     1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       15,198          $       217,493
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         161,967                  266,642
      Change in gas imbalance receivable
          and deferred revenues                                                        (14,884)                 (32,813)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            125,480                   40,160
        (Increase) decrease in other current assets                                     (5,898)                  (2,798)
        Increase (decrease) in accounts payable                                        (20,767)                   1,524
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              261,096                  490,208
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (33,300)                 (33,763)
    Proceeds from sales of oil and gas properties                                      254,254                       --
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                              220,954                  (33,763)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (428,677)                (567,862)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    53,373                 (111,417)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       255,689                  215,339
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      309,062          $       103,922
                                                                               ===============          ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited, except for the balance sheet at December 31, 1997 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

      Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the six months ended June 30, 1998 and 1997.

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

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $261,096 and $490,208 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sale proceeds totaled $254,254 for the six months ended June 20, 1998. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $428,677 and $567,862 for the six months ended June 30, 1998 and 1997, respectively.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Oil and gas sales declined $64,155 or 25 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 24 percent and oil production declined 19 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in 1997 had an impact on 1998 partnership production volumes. Also, current quarter oil prices declined 42 percent or $6.75/BBL further contributing to decreased revenues. Declines were partially offset by an increase in gas prices of 22 percent or $.40/MCF when compared to second quarter 1997 prices.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Associated depreciation expense decreased 27 percent or $29,439 in 1998 compared to second quarter 1997, also related to the decline in production volumes.

Six Months Ended June 30, 1998 and 1997

      Oil and gas sales declined $393,673 or 48 percent in the fist six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas and oil production. Gas production decreased 37 percent and oil production declined 28 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in the fourth quarter of 1997 had an impact on 1998 partnership production volumes. Also, current period oil and gas prices declined 44 percent or $7.53/BBL and 7 percent or $.15/MCF, respectively, further contributing to decreased revenues.

      Associated depreciation expense decreased 39 percent or $104,675 in 1998 compared to the first six months of 1997, also related to the decline in production volumes.

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

Date:     August 4, 1998       By:        /s/ John R. Alden
          --------------                  ---------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:     August 4, 1998       By:        /s/ Alton D. Heckaman, Jr.
          --------------                  ---------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer