Form 10-K405
period 1998-12-31
SWIFT ENERGY OPERATING PARTNERS 1992-B LTD
filed 1999-03-24
CIK 893703

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                       Documents Incorporated by Reference

Document                                              Incorporated as to

    Registration Statement No. 33-37983                Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1998

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.

ITEM NO.                       PART I                                PAGE
   1          Business                                                I-1
   2          Properties                                              I-5
   3          Legal Proceedings                                       I-7
   4          Submission of Matters to a Vote of
                Security Holders                                      I-7


                               PART II

   5          Market Price of and Distributions on the
                Registrant's SDIs and Related Interest
                Holder Matters                                       II-1
   6          Selected Financial Data                                II-2
   7          Management's Discussion and Analysis of
                Financial Condition and Results of Operations        II-2
   8          Financial Statements and Supplementary Data            II-4
   9          Disagreements on Accounting and Financial
                Disclosure                                           II-4


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

         At December 31, 1998, the Partnership had expended or committed to expend 100% of the Interest Holders' commitments in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

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

         All properties acquired by the Registrant since the date of the NP/OR Agreement have been acquired subject to the NP/OR Agreement and the nonoperating interests created thereby. At December 31, 1998, the Registrant had not made any withdrawals to acquire properties anticipated to require significant development.

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1998, the Registrant had conveyed to the Pension Partnership a net profits interest burdening certain depths of all producing properties acquired by the Registrant since the date of the NP/OR Agreement. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The 37% net profits interest conveyed to the Pension Partnership under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties acquired under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Pension Partnership is entitled. The net profits interest conveyed to the Pension Partnership burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1998, Swift had 203 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.


Item 2.  Properties

         As of December 31, 1998, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The Eakly-Weatherford Field is in Custer County, Oklahoma in the Anadarko Basin (Barney et al acquisition). The Eakly-Weatherford Field produces primarily natural gas and condensate and accounts for 96% of the value.

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

                                              Net Production
                                    -----------------------------------
                                            For the Years Ended
                                               December 31,
                                    -----------------------------------
                                       1998         1997        1996
                                    ---------     ---------   ---------
Net Volumes (Equivalent MCFs)       412,405       569,402     742,241

Average Sales Price
   price per Equivalent MCF         $1.94         $2.54       $2.42

Average Production Cost
   per Equivalent MCF
   (includes production taxes)      $0.82         $0.87       $0.74

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1998, 1997 and 1996. All of the Partnership's proved reserves are located in the United States.

                                                                      December 31,
                                    -------------------------------------------------------------------------
                                            1998                     1997                       1996
                                    -------------------       -------------------      ----------------------
                                                Natural                  Natural                     Natural
                                      Oil         Gas           Oil        Gas           Oil           Gas
                                    -------    --------       -------    --------      --------      --------
                                    (BBLS)      (MMCF)         (BBLS)    (MMCF)         (BBLS)        (MMCF)
Proved developed
   reserves at end of year           21,500       1,900        33,148       2,578        73,522         2,523
                                    -------       -----       -------       -----       -------         -----
Proved reserves
   Balance at beginning
     of year                         38,233       3,084        82,281       3,116       121,891         3,522

   Extensions, discoveries
     and other additions                 76          10            --          --            --            --

   Revisions of previous
     estimates                         (629)         32       (26,012)        573       (11,971)          392

   Sales of minerals in
     place                           (3,264)       (569)       (3,730)       (121)       (5,515)         (188)

   Production                       (10,219)       (351)      (14,306)       (484)      (22,124)         (610)
                                    -------       -----       -------       -----       -------         -----

   Balance at end of year            24,197       2,206        38,233       3,084        82,281         3,116
                                    -------       -----       -------       -----       -------         -----


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

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.


         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1998:

                                                                 Reserves
                                                             December 31, 1998
                                                           ---------------------

                                                                           Natural                  Wells
                                                         Oil                 Gas            -----------------------
Acquisition                 State(s)                   (BBLS)              (MMCF)           Gross             Net
-----------                ---------                   ------              -------          ------          -------
Barney, et al              AL, AR, CO,
                           LA, MS, OK,
                           TX                           24,197             2,206              304             8.001
                                                       -------             -----             ----             -----
                                                        24,197             2,206              304             8.001
                                                       -------             -----             ----             -----

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1998 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1998 and the date of this report.

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

Holders

         As of December 31, 1998, there were 585 Interest Holders holding SDIs in the Partnership.

Distributions

         The Partnership generally makes distributions to Interest Holders on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December 31, 1997 and 1998, the Partnership distributed a total of $820,000 and $586,900, respectively, to the holders of its SDIs. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of SDIs can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1999, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles for the year ended December 31, 1998, 1997, 1996, 1995, and 1994, should be read in conjunction with the financial statements included in Item 8:

                            1998              1997                1996               1995               1994
                        ------------      ------------        ------------       ------------      ------------
Revenues                $    825,759    $     1,538,358    $     1,996,217    $     1,552,950     $   2,268,509
Income (Loss)           $     12,736    $       430,512    $       645,622    $      (705,606)    $  (1,316,842)
Total Assets            $  2,477,522    $     3,205,916    $     3,810,827    $     4,312,021     $   5,720,555
Cash Distributions      $    675,570    $       978,382    $       812,713    $       809,818     $   1,625,399
Long Term Obligations   $         --    $            --    $            --    $            --     $          --
Interest Holders' Net
 Income (Loss) Per SDI  $         --    $           .04    $           .05    $          (.07)    $        (.21)
Interest Holders' Cash
 Distributions Per SDI  $        .07    $           .10    $           .08    $           .08     $         .16


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $429,509, $909,190 and $804,977 in 1998, 1997 and 1996, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sale proceeds totaled $254,219, $151,963 and $263,152 in 1998, 1997 and 1996, respectively. The
Partnership has expended all of the Interest Holders' commitments available for property acquisitions and development by acquiring producing oul and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are no anticipated. Capital expenditures in 1998, 1997 and 1996 totaled $52,225, $42,421 and $41,348, respectively. Cash distributions to partners totaled $675,570, $978,382 and $812,713 in 1998, 1997, and 1996, respectively.

         The Partnership plans to spend in the next three years an estimated $120,000 for capital expenditures needed for the development and enhancement of proved oil and gas reserves. The Managing General Partner anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy any future capital expenditure requirements. Funds generated from bank borrowings and proceeds from the sale of oil and gas properties will be used to supplement this effort if deemed necessary.

Results of Operations

         Oil and gas sales decreased 47 percent in 1998 vs. 1997. A decline in the 1998 gas prices received of 20 percent or $.51/MCF had a significant impact on partnership performance. The average sales price per equivalent MCF decreased 24 percent in 1998 as gas prices decreased 20 percent and oil prices declined 43 percent. Also, production volumes decreased 28 percent due to a 27 percent gas production decrease and a 29 percent oil production decline. The partnership's sale in late 1997 of properties in Oklahoma and Texas, related to the Barney et al acquisition, contributed to the 1998 decreased production volumes.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.


         Production cost per equivalent MCF decreased 6 percent in 1998 compared to 1997, as total production costs decreased 32 percent in 1998.

         Associated depreciation expense decreased 30 percent in 1998 when compared to 1997, also related to the decline in production volumes.

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

         During 1999, Partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1999, the Managing General Partner anticipates that the Partnership sharing ratio will continue to be 85:15.

Year 2000

         The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the years 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps include upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. By mid-1999, the Managing General Partner expects the mission critical systems to be either replaced or updated and testing to be virtually completed.

         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase is being conducted as the software is updated or certified and is expected to be completed by mid-1999.

         The Managing General Partner does not believe that costs incurred to address the Year 2000 issue with respect to its business systems will have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues is projected to be less than $150,000, most of which will be spent during the testing phase. The Partnership's share of this cost is expected to be insignificant.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.


         The failure to correct a material Year 2000 problem could result in an interruption, or failure of certain normal business activities or operations. Based on activities to date, the Managing General Partner believes that it will be able to resolve any Year 2000 problems concerning its financial and administrative systems. It is undeterminable how all the aspects of the Year 2000 will impact the Partnership. The most reasonably likely worst case scenario would involve a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could be prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner. The Managing General Partner is contacting its major purchasers, customers, suppliers, financial institutions and others with whom it conducts business to determine whether they will be able to resolve in a timely manner any Year 2000 problems directly affecting the Managing General Partner or Partnership and to inform them of the Managing General Partner's internal assessment of its Year 2000 review. There can be no assurance that such third parties will not fail to appropriately address their Year 2000 issues or will not themselves suffer a Year 2000 disruption that could have a material adverse effect on the Partnership's activities, financial condition or operating results. Based upon these responses and any problems that arise during the testing phase, contingency plans or back-up systems would be determined and addressed.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 12, 1999, regarding the directors and executive officers of Swift.

                                             Position(s) with
         Name               Age          Swift and Other Companies
         ----               ---          -------------------------
                                    DIRECTORS

A. Earl Swift               65      Chief Executive Officer and
                                    Chairman of the Board

Virgil N. Swift             70      Executive Vice President - Business
                                    Development, Vice Chairman of the Board

G. Robert Evans             67      Director of Swift; Chairman of the Board,
                                    Material Sciences Corporation;
                                    Director, Consolidated Freightways, Inc.,
                                    Fibreboard  Corporation,   Elco  Industries,
                                    and Old Second Bancorp

Raymond O. Loen             74      Director of Swift; President, R. O. Loen
                                    Company

Henry C. Montgomery         63      Director of Swift; Chairman of the Board,
                                    Montgomery Financial Services Corporation;
                                    Director, Southwall Technology Corporation

Clyde W. Smith, Jr.         50      Director of Swift; President, Somerset
                                    Properties, Inc.

Harold J. Withrow           71      Director of Swift

                                    EXECUTIVE OFFICERS

Terry E. Swift              43      President, Chief Operating Officer

John R. Alden               53      Senior Vice President - Finance,
                                    Chief Financial Officer and Secretary

Bruce H. Vincent            51      Senior Vice President - Funds Management

James M. Kitterman          54      Senior Vice President - Operations

Joe A. D'Amico              50      Senior Vice President- Exploration and
                                    Development

Alton D. Heckaman, Jr.      41      Vice President - Finance and Controller


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

               Balance Sheets as of December 31, 1998 and 1997          IV-4

               Statements of Operations for the years ended
                  December 31, 1998, 1997 and 1996                      IV-5

               Statements of Partners' Capital for the years ended
                  December 31, 1998, 1997 and 1996                      IV-6

               Statements of Cash Flows for the years ended
                  December 31, 1998, 1997 and 1996                      IV-7

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1998.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.


Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1998 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Interest Holders of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Swift Energy Operating Partners 1992-B, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Operating Partners 1992-B, Ltd., (a Texas limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Operating Partners 1992-B, Ltd., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.






                               ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1999

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997



                                                                                             1998                 1997
                                                                                       --------------       --------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      211,622       $      255,689
              Oil and gas sales receivable                                                    307,405              473,174
              Receivable due to property disposition                                          136,838                   --
              Other                                                                            17,653               11,988
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        673,518              740,851
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                             351,495              369,116
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,064,596            9,403,428
         Less-Accumulated depreciation, depletion
              and amortization                                                             (7,612,087)          (7,307,479)
                                                                                       ---------------      ---------------
                                                                                            1,452,509            2,095,949
                                                                                       ---------------      ---------------
                                                                                       $    2,477,522       $    3,205,916
                                                                                       ===============      ===============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      117,240       $      127,103
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    401,888              457,585

         Interest Holders' Capital (8,631,378 Interest Holders' SDIs;
                                   $1.00 per SDI)                                           1,919,030            2,540,712
         General Partners' Capital                                                             39,364               80,516
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                   1,958,394            2,621,228
                                                                                       ---------------      ---------------
                                                                                       $    2,477,522       $    3,205,916
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                      1998             1997              1996
                                                                ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                                            $       804,065  $     1,521,242   $     1,968,877
   Interest income                                                       15,599            7,191             3,974
   Other                                                                  6,095            9,925            23,366
                                                                ---------------  ---------------   ---------------
                                                                        825,759        1,538,358         1,996,217
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                                      291,841          406,533           436,717
   Production taxes                                                      48,142           90,323           110,385
   Depreciation, depletion
     and amortization                                                   304,608          435,897           622,111
General and administrative                                              168,432          175,093           180,064
   Interest expense                                                          --               --             1,318
                                                                ---------------  ---------------   ---------------
                                                                        813,023        1,107,846         1,350,595
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $        12,736  $       430,512   $       645,622
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                  Interest          General         Combining
                                                  Holders          Partners        Adjustment            Total
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1995                         $     3,167,298   $        92,431  $        76,460     $    3,336,189

Income (Loss)                                         455,218           180,917            9,487            645,622

Cash Distributions                                   (651,700)         (161,013)              --           (812,713)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                               2,970,816           112,335           85,947          3,169,098
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                         321,769           126,563          (17,820)           430,512

Cash Distributions                                   (820,000)         (158,382)              --           (978,382)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1997                               2,472,585            80,516           68,127          2,621,228
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                          (9,601)           47,518          (25,181)            12,736

Cash Distributions                                   (586,900)          (88,670)              --           (675,570)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1998                         $     1,876,084   $        39,364  $        42,946     $    1,958,394
                                              ===============   ===============  ===============    ===============



Interest Holders' net income (loss)
    per SDI

      1996                                    $           .05
                                              ===============
      1997                                    $           .04
                                              ===============
      1998                                    $            --
                                              ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                       1998             1997              1996
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $        12,736   $       430,512  $       645,622
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                           304,608           435,897          622,111
      Change in gas imbalance receivable
         and deferred revenues                                                           (38,076)            1,923          (28,355)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              165,769            53,083         (173,915)
        (Increase) decrease in other current assets                                       (5,665)           (3,905)          (8,083)
        Increase (decrease) in accounts payable                                           (9,863)           (8,320)        (252,403)
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                    429,219           909,190          804,977
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                  (52,225)          (42,421)         (41,348)
    Proceeds from sales of oil and gas properties                                        254,219           151,963          263,152
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                    201,994           109,542          221,804
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (675,570)         (978,382)        (812,713)
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (44,067)           40,350          214,068
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         255,689           215,339            1,271
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $       211,622   $       255,689  $       215,339
                                                                                 ===============   ===============  ===============
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                       $            --   $            --  $         1,318
                                                                                 ===============   ===============  ===============
Supplemental disclosure of non-cash investing activities:
  Oil and gas properties disposition for which cash will be
  received in a subsequent period                                                $       136,838   $            --  $            --
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

         Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the Interest Holders and 15 percent to the general partners. After partnership payout, as defined in the Partnership Agreement, continuing costs and revenues will be shared 75 percent by the Interest Holders, and 25 percent by the general partners. Payout had not occurred as of December 31, 1998.

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

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1998, 1997 and 1996.

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

(3) Oil and Gas Capitalized Costs -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                        Year Ended December 31,
                                 ----------------------------------
                                    1998          1997      1996
                                 ----------   ----------   --------
      Acquisition of
        proved properties        $       --   $       --  $      --

      Development                    52,225       42,421     41,348
                                 ----------   ----------  ---------
                                 $   52,225   $   42,421  $  41,348
                                 ----------   ----------  ---------

         All oil and gas property acquisitions are made by Swift on behalf of the Partnership. The costs of the properties include the purchase price plus any costs incurred by Swift in the evaluation and acquisition of properties.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(4) Related-Party Transactions -

         During 1998, 1997 and 1996, the Partnership paid Swift $129,471 per year as a general and administrative overhead allowance.

         During 1998, 1997 and 1996, the Partnership also paid Swift an incentive amount, as defined in the Partnership Agreement, for services rendered to the Partnership. Such amounts totaled $10,960 in 1998, $14,918 in 1997 and $21,387 in 1996 and are included in general and administrative expenses.

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

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the Interest Holders could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1998, 1997 and 1996 was $396,994, $811,789 and $1,233,307, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

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

                                             SWIFT ENERGY OPERATING
                                             PARTNERS 1992-B, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      March 12, 1999                 By:      s/b A. Earl Swift
           --------------                    -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      March 12, 1999                 By:      s/b John R. Alden
           --------------                    -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      March 12, 1999                 By:      s/b Alton D. Heckaman, Jr.
           --------------                    -----------------------------------
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

                                             SWIFT ENERGY OPERATING
                                             PARTNERS 1992-B, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      March 12, 1999                 By:      s/b A. Earl Swift
           --------------                    -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:      March 12, 1999                 By:      s/b Virgil N. Swift
           --------------                    -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

                   SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD


Date:      March 12, 1999                 By:      s/b G. Robert Evans
           --------------                    -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      March 12, 1999                 By:      s/b Raymond O. Loen
           --------------                    -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      March 12, 1999                 By:      s/b Henry C. Montgomery
           --------------                    -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      March 12, 1999                 By:      s/b Clyde W. Smith, Jr.
           --------------                    -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      March 12, 1999                 By:      s/b Harold J. Withrow
           --------------                    -----------------------------------
                                             Harold J. Withrow
                                             Director