Form 10-Q
period 1999-03-31
SWIFT ENERGY OPERATING PARTNERS 1992-B LTD
filed 1999-05-10
CIK 893703

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                      PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1999 and December 31, 1998                  3

            Statements of Operations

                - Three month periods ended March 31, 1999 and 1998     4

            Statements of Cash Flows

                - Three month periods ended March 31, 1999 and 1998     5

            Notes to Financial Statements                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               10

PART II.    OTHER INFORMATION                                          12


SIGNATURES                                                             13

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                                 BALANCE SHEETS



                                                                                           March 31,         December 31,
                                                                                             1999                 1998
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      293,873       $      211,622
              Oil and gas sales receivable                                                    268,662              307,405
              Receivable due to property disposition                                               --              136,838
              Other                                                                            21,508               17,653
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        584,043              673,518
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                             350,124              351,495
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,074,396            9,064,596
         Less-Accumulated depreciation, depletion
              and amortization                                                             (7,661,551)          (7,612,087)
                                                                                       ---------------      ---------------
                                                                                            1,412,845            1,452,509
                                                                                       ---------------      ---------------
                                                                                       $    2,347,012       $    2,477,522
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       98,388       $      117,240
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    395,767              401,888

         Interest Holders' Capital (8,631,378 Interest Holders' SDIs;
                                   $1.00 per SDI)                                           1,822,120            1,919,030
         General Partners' Capital                                                             30,737               39,364
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                   1,852,857            1,958,394
                                                                                       ---------------      ---------------
                                                                                       $    2,347,012       $    2,477,522
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                        1999             1998
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $       114,776   $       230,399
             Interest income                                                               4,658             3,300
             Other                                                                            --             1,447
                                                                                 ---------------   ---------------
                                                                                         119,434           235,146
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              59,354            79,962
             Production taxes                                                              6,886            12,713
             Depreciation, depletion
               and amortization                                                           49,464            83,488
             General and administrative                                                   46,184            36,299
                                                                                 ---------------   ---------------
                                                                                         161,888           212,462
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $       (42,454)  $        22,684
                                                                                 ===============   ===============

         Limited Partners' net income (loss)
             per SDI

         March 31, 1999                       $            --
                                                 ============
         March 31, 1998                       $            --
                                                 ============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                arch 31,
                                                                                ---------------------------------------
                                                                                       1999                   1998
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $        (42,454)       $        22,684
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                            49,464                 83,488
      Change in gas imbalance receivable
          and deferred revenues                                                           (4,750)                    --
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                               38,743               (127,892)
        (Increase) decrease in other current assets                                      132,983                 (3,214)
        Increase (decrease) in accounts payable                                          (18,852)               (25,146)
                                                                                  --------------         --------------
               Net cash provided by (used in) operating activities                       155,134                (50,080)
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                   (9,837)               (23,837)
    Proceeds from sales of oil and gas properties                                             37                215,689
                                                                                  --------------         --------------
               Net cash provided by (used in) investing activities                        (9,800)               191,852
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                       (63,083)              (234,204)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      82,251                (92,432)
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         211,622                255,689
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        293,873        $       163,257
                                                                                  ==============         ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1998 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the three months ended March 31, 1999 and 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $(155,134) and $(50,080) for the three months ended March 31, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sales proceeds totaled $215,689 for the three months ended March 31, 1998. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $63,083 and $234,204 for the three months ended March 31, 1999 and 1998, respectively.

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

RESULTS OF OPERATIONS

      Oil and gas sales declined $115,623 or 50 percent in the first quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to decreased gas and oil production in conjunction with lower gas prices. Current quarter gas and oil production declined 36 percent and 39 percent, respectively, when compared to first quarter 1998 production volumes. The production decline was due to the partnership's sale of several properties in the first quarter of 1998. Gas prices declined 19 percent or $.37 to an average $1.63/MCF while oil prices remained flat at an average $10.00/BBL for the quarter, further contributing to the decline in revenues.

      Corresponding production costs per equivalent MCF increased 13 percent in the first quarter of 1999 compared to the first quarter of 1998, however, total production costs decreased 29 percent, relating to the property sales in the first quarter of 1998.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Associated depreciation expense decreased 41 percent or $34,024 in 1999 compared to first quarter 1998, also related to the decline in production volumes.

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


Date:     May 5, 1999        By:        /s/ John R. Alden
          -----------                   -----------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:     May 5, 1999        By:        /s/ Alton D. Heckaman, Jr.
          -----------                   -----------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer