Form 10-Q
period 1999-06-30
SWIFT ENERGY OPERATING PARTNERS 1992-B LTD
filed 1999-08-05
CIK 893703

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                   PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1999 and December 31, 1998                               3

            Statements of Operations

                - Three month and six month periods ended June 30, 1999 and 1998    4

            Statements of Cash Flows

                - Six month periods ended June 30, 1999 and 1998                    5

            Notes to Financial Statements                                           6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                           10

PART II.    OTHER INFORMATION                                                      12


SIGNATURES                                                                         13

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                                 BALANCE SHEETS



                                                                                  June 30,            December 31,
                                                                                    1999                  1998
                                                                               ---------------       ---------------
                                                                                (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                               $        267,639      $        211,622
     Oil and gas sales receivable                                                     308,297               307,405
     Receivable due to property disposition                                                --               136,838
     Other                                                                             22,442                17,653
                                                                               ---------------       ---------------
          Total Current Assets                                                        598,378               673,518
                                                                               ---------------       ---------------

Gas Imbalance Receivable                                                              321,496               351,495
                                                                               ---------------       ---------------

Oil and Gas Properties, using full cost
     accounting                                                                     9,080,769             9,064,596
Less-Accumulated depreciation, depletion
     and amortization                                                              (7,705,196)           (7,612,087)
                                                                               ---------------       ---------------
                                                                                    1,375,573             1,452,509
                                                                               ===============       ===============
                                                                             $      2,295,447      $      2,477,522
                                                                               ===============       ===============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                                        $         90,433      $        117,240
                                                                               ---------------       ---------------

Deferred Revenues                                                                     389,199               401,888

Interest Holders' Capital (8,631,378 Interest Holders'
                          SDIs; $1.00 per SDI)                                      1,778,293             1,919,030
General Partners' Capital                                                              37,522                39,364
                                                                               ---------------       ---------------
          Total Partners' Capital                                                   1,815,815             1,958,394
                                                                               ===============       ===============
                                                                             $      2,295,447      $      2,477,522
                                                                               ===============       ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                    Three Months Ended                        Six Months Ended
                                                         June 30,                                 June 30,
                                             ---------------------------------        ---------------------------------
                                                 1999               1998                  1999               1998
                                             --------------     --------------        --------------     --------------
REVENUES:
     Oil and gas sales                    $        159,664    $       196,599      $        274,441   $        426,998
     Interest income                                 3,430              4,653                 8,088              7,952
     Other                                              --              1,904                    --              3,351
                                             --------------     --------------        --------------     --------------
                                                   163,094            203,156               282,529            438,301
                                             --------------     --------------        --------------     --------------


COSTS AND EXPENSES:
     Lease operating                                65,843             81,733               125,197            161,695
     Production taxes                               10,660             12,679                17,546             25,392
     Depreciation, depletion
          and amortization                          43,645             78,479                93,109            161,967
     General and administrative                     31,437             37,751                77,620             74,049
                                             --------------     --------------        --------------     --------------
                                                   151,585            210,642               313,472            423,103
                                             ==============     ==============        ==============     ==============
NET INCOME (LOSS)                         $         11,509    $        (7,486)     $        (30,943)  $         15,198
                                             ==============     ==============        ==============     ==============




Limited Partners' net income (loss)
     per SDI                              $             --    $            --      $             --   $             --
                                             ==============     ==============        ==============     ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                   -------------------------------------
                                                                                        1999                  1998
                                                                                   ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                               $       (30,943)      $         15,198
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Depreciation, depletion and amortization                                        93,109                161,967
          Change in gas imbalance receivable
               and deferred revenues                                                      17,310                (14,884)
          Change in assets and liabilities:
               (Increase) decrease in oil and gas sales receivable                          (892)               125,480
               (Increase) decrease in other current assets                               132,049                 (5,898)
               Increase (decrease) in accounts payable                                   (26,807)               (20,767)
                                                                                   ---------------       ---------------
          Net cash provided by (used in) operating activities                            183,826                261,096
                                                                                   ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties                                                 (16,339)               (33,300)
     Proceeds from sales of oil and gas properties                                           166                254,254
                                                                                   ---------------       ---------------
          Net cash provided by (used in) investing activities                            (16,173)               220,954
                                                                                   ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                                     (111,636)              (428,677)
                                                                                   ---------------       ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      56,017                 53,373
                                                                                   ---------------       ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         211,622                255,689
                                                                                   ===============       ===============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $       267,639      $         309,062
                                                                                   ===============       ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited, except for the balance sheet at December 31, 1998 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the six months ended June 30, 1999 and 1998.

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

(8)  Year 2000 -

                  The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the years 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps include upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner has either replaced or updated mission critical systems and expects to complete testing during the third quarter of 1999 and continue remedial actions as needed.

                  The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase is being conducted as the software is updated or certified and is expected to be completed during the third quarter of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $183,826 an $261,096 for the six months ended June 30, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sales proceeds totaled $254,254 for the six months ended June 20, 1998. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $111,636 and $428,677 for the six months ended June 30, 1999 and 1998, respectively.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1999 (current quarter) when compared to the quarter ended June 30, 1998 (corresponding quarter), and for the six months ended June 30, 1999 (current period), when compared to the six months ended June 30, 1998 (corresponding period).

Three Months Ended June 30, 1999 and 1998

      Oil and gas sales declined $36,934 or 19 percent in the second quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to decreased oil and gas production. Current quarter oil and gas production declined 43 percent and 42 percent, respectively, when compared to second quarter 1998 production volumes. The partnership's sale of several properties in 1998 had an impact on the partnership's production decline. Oil prices increased 50 percent or $4.67/BBL to an average of $13.97/BBL and gas prices increased 9 percent or $.20/MCF to an average of $2.39/MCF for the quarter.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Corresponding production costs per equivalent MCF increased 41 percent in the second quarter of 1999 compared to the second quarter of 1998 while total production costs decreased 19 percent, relating to the property sales in 1998.

      Associated depreciation expense decreased 44 percent or $34,834 in 1999 compared to second quarter 1998, also related to the decline in production volumes.

Six Months Ended June 30, 1999 and 1998

      Oil and gas sales declined $152,558 or 36 percent in the first six months of 1999 when compared to the corresponding period in 1998, primarily due to decreased oil and gas production. Current period oil and gas production declined 41 percent and 39 percent, respectively, when compared to the same period in 1998. The partnership's sale of several properties in 1998 had an impact on the partnership's production decline. Oil prices increased 28 percent or $2.60/BBL to an average of $12.07/BBL and gas prices decreased 5 percent or $.11/MCF to an average of $1.98/MCF for the current period.

      Corresponding production costs per equivalent MCF increased 26 percent in the first six months of 1999 compared to the corresponding period in 1998 while total production costs decreased 24 percent, relating to the property sales in 1998.

      Associated depreciation expense decreased 43 percent or $68,858 in 1999 compared to the first six months of 1998, also related to the decline in production volumes.

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

Date:     August 4, 1999       By:        /s/ John R. Alden
          --------------                  ---------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:     August 4, 1999       By:        /s/ Alton D. Heckaman, Jr.
          --------------                  ---------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer