Form 10-Q/A
period 1999-09-30
SWIFT ENERGY OPERATING PARTNERS 1992-B LTD
filed 2000-01-20
CIK 893703

                               AMENDMENT NO. 1 TO
                                    FORM 10-Q

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

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                   -------------------------------------
                                                                                        1999                  1998
                                                                                   ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                               $         21,172      $         20,322
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Depreciation, depletion and amortization                                        143,166               235,794
          Change in gas imbalance receivable
               and deferred revenues                                                        9,400               (18,058)
          Change in assets and liabilities:
               (Increase) decrease in oil and gas sales receivable                        (22,629)              121,779

               (Increase) decrease in other current assets                                 (6,046)               (7,417)
               Increase (decrease) in accounts payable                                    (29,230)              (17,426)
                                                                                   ---------------       ---------------
          Net cash provided by (used in) operating activities                             115,833               334,994
                                                                                   ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties                                                  (19,715)              (47,819)
     Proceeds from sales of oil and gas properties                                        137,004               254,264
                                                                                   ---------------       ---------------
          Net cash provided by (used in) investing activities                             117,289               206,445
                                                                                   ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                                      (178,209)             (577,427)
                                                                                   ---------------       ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       54,913               (35,988)
                                                                                   ---------------       ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          211,622               255,689
                                                                                   ===============       ===============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $        266,535      $        219,701
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


      Net cash provided by operating activities totaled $115,833 and $334,994 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in cash provided by operating activities in 1999 is related to changes in oil and gas sales receivable and declines in the Partnership's production from property sales in 1998. Cash provided by property sale proceeds totaled $137,004 and $254,264 for the nine months ended September 30, 1999 and 1998, respectively. Cash distributions totaled $178,209 and $577,427 for the nine months ended September 30, 1999 and 1998, respectively. In 1999, cash distributions were effected by production declines from the Partnership's property sales in 1998 and low oil and gas prices received during the first part of this year.

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

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                           PART II - OTHER INFORMATION




ITEM 5.    OTHER INFORMATION


                                     -NONE-

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q of Swift Energy Operating Partners 1992-B, Ltd. for the third quarter of 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SWIFT ENERGY OPERATING
                                        PARTNERS 1992-B, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner


Date:  January 20, 2000      By:        /s/ John R. Alden
       ----------------                 ----------------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:  January 20, 2000      By:        /s/ Alton D. Heckaman, Jr.
       ----------------                 ----------------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer