Form 10-K
period 1999-12-31
SWIFT ENERGY OPERATING PARTNERS 1992-B LTD
filed 2000-03-29
CIK 893703

                      Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------     ------------


                         Commission File number 0-21610

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                    (Exact name of registrant as specified in its Certificate of Limited Partnership)

         TEXAS                                 76-6078395
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

Yes   X   No
    -----    -----

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

                                TABLE OF CONTENTS
                             Form 10-K Annual Report
                     For the Period Ended December 31, 1999

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.

ITEM NO.                                             PART I                     PAGE
--------                                             ------                     ----
   1                       Business                                               I-1
   2                       Properties                                             I-5
   3                       Legal Proceedings                                      I-7
   4                       Submission of Matters to a Vote of
                             Security Holders                                     I-7


                                                     PART II
                                                     -------
   5                       Market Price of and Distributions on the
                             Registrant's SDIs and Related Interest
                             Holder Matters                                      II-1
   6                       Selected Financial Data                               II-2
   7                       Management's Discussion and Analysis of
                             Financial Condition and Results of Operations       II-2
   8                       Financial Statements and Supplementary Data           II-4
   9                       Disagreements on Accounting and Financial
                             Disclosure                                          II-4


                                                     PART III
                                                     --------
  10                       Directors and Executive Officers of the
                             Registrant                                         III-1
  11                       Executive Compensation                               III-2
  12                       Security Ownership of Certain Beneficial
                             Owners and Management                              III-2
  13                       Certain Relationships and Related Transactions       III-2


                                                     PART IV
                                                     -------
  14                       Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K                             IV-1


                                                     OTHER
                                                     -----
                           Signatures

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

         At December 31, 1999, the Partnership had expended or committed to expend 100% of the Interest Holders' commitments in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

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

Liquidation

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the Interest Holders proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. In March 2000, the Interest Holders of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

         All properties acquired by the Registrant since the date of the NP/OR Agreement have been acquired subject to the NP/OR Agreement and the nonoperating interests created thereby. At December 31, 1999, the Registrant had not made any withdrawals to acquire properties anticipated to require significant development.

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1999, the Registrant had conveyed to the Pension Partnership a net profits interest burdening certain depths of all producing properties acquired by the Registrant since the date of the NP/OR Agreement. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The 37% net profits interest conveyed to the Pension Partnership under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties acquired under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Pension Partnership is entitled. The net profits interest conveyed to the Pension Partnership burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1999, Swift had 173 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.

Item 2.  Properties

         As of December 31, 1999, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The Eakly-Weatherford Field is in Custer County, Oklahoma in the Anadarko Basin (Barney et al acquisition). The Eakly-Weatherford Field produces primarily natural gas and condensate and accounts for 83% of the value.

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

                                                   Net Production
                                       -----------------------------------
                                                 For the Years Ended
                                                    December 31,
                                       -----------------------------------
                                         1999          1998         1997
                                       -------       -------      --------
Net Volumes (Equivalent MCFs)          268,961       412,405      569,402

Average Sales Price
   price per Equivalent MCF             $2.35         $1.94        $2.54

Average Production Cost
   per Equivalent MCF
   (includes production taxes)          $1.15         $0.82        $0.87

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.

Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1999, 1998 and 1997. All of the Partnership's proved reserves are located in the United States.

                                                                      December 31,
                                    -------------------------------------------------------------------------------
                                             1999                          1998                        1997
                                    ----------------------      ------------------------     ----------------------
                                                   Natural                     Natural                     Natural
                                      Oil           Gas           Oil           Gas            Oil           Gas
                                    --------      --------      --------      ---------      -------      --------
                                     (BBLS)        (MMCF)        (BBLS)        (MMCF)        (BBLS)        (MMCF)
Proved developed
   reserves at end of year            46,747         1,713        21,500          1,900        33,148         2,578
                                    ========      ========      ========      =========      ========     =========
Proved reserves

   Balance at beginning
     of year                          24,197         2,206        38,233          3,084        82,281         3,116

   Extensions, discoveries
     and other additions                  --            --            76             10            --            --

   Revisions of previous
     estimates                        33,760            84          (629)            32       (26,012)          573

   Sales of minerals in
     place                                (5)           --        (3,264)          (569)       (3,730)         (121)

   Production                         (7,648)         (223)      (10,219)          (351)      (14,306)         (484)
                                    --------      --------       -------      ---------       -------     ---------

   Balance at end of year             50,304         2,067        24,197          2,206        38,233         3,084
                                    ========      ========      ========      =========      ========     =========


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

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.

         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1999:

                                                      Reserves
                                                   December 31, 1999
                                                 ---------------------
                                                                         Natural                  Wells
                                                        Oil                Gas           -------------------------
Acquisition                 State(s)                  (BBLS)             (MMCF)           Gross             Net
----------                  --------                  -------            -------         -------          --------
Maxus                      WY                          31,799                --               11             0.096
Barney, et al              AL, AR, CO,
                           LA, MS, OK,
                           TX                          18,505             2,067              304             8.001
                                                      -------            -------         -------          --------
                                                       50,304             2,067              315             8.097
                                                      =======            ======          =======          ========

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1999 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1999 and the date of this report.

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

Holders

         As of December 31, 1999, there were 540 Interest Holders holding SDIs in the Partnership.

Distributions

         The Partnership generally makes distributions to Interest Holders on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December 31, 1998 and 1999, the Partnership distributed a total of $586,900 and $228,800, respectively, to the holders of its SDIs. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of SDIs can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 2000, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.

Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles for the years ended December 31, 1999, 1998, 1997, 1996, and 1995, should be read in conjunction with the financial statements included in Item 8:

                               1999               1998                1997              1996             1995
                           -------------      -------------      --------------    -------------     ------------
Revenues                   $     692,331      $     825,759      $    1,538,358    $   1,996,217     $   1,552,950
Income (Loss)              $      16,920      $      12,736      $      430,512    $     645,622     $    (705,606)
Total Assets               $   2,124,819      $   2,477,522      $    3,205,916    $   3,810,827     $   4,312,021
Cash Distributions         $     262,635      $     675,570      $      978,382    $     812,713     $     809,818
Long Term Obligations      $          --      $          --      $           --    $          --     $          --
Interest Holder's Net
  Income (Loss) per SDI    $          --      $          --      $          .04    $         .05     $        (.07)
Intersest Holders Cash
  Distribution Per SDI     $         .03      $         .07      $          .10    $         .08     $         .08

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidation

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the Interest Holders proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. In March 2000, the Interest Holders of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

      The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Partnership plans to spend in the next two years an estimated $141,000 for capital expenditures needed for the development and enhancement of proved oil and gas reserves. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.

         Net cash provided by operating activities totaled $194,176, $429,509 and $909,190 in 1999, 1998 and 1997, respectively. The decrease in cash provided by operating activities in 1999 is related to changes in oil and gas sales receivable and declines in the Partnership's production from property sales. Cash provided by property sale proceeds totaled $137,004, $254,219 and $151,963 in 1999, 1998 and 1997, respectively. Capital expenditures in 1999, 1998 and 1997 totaled $23,702, $52,225 and $42,421, respectively. Cash distributions to partners totaled $262,635, $675,570 and $978,382 in 1999, 1998 and 1997,
respectively. In 1999, cash distributions were effected by production declines from the Partnership's property sales and low oil and gas prices received during the first part of this year.

Results of Operations

         Oil and gas sales declined $128,790 or 16 percent in 1999 vs. 1998, primarily due to decreased oil and gas production. In 1999, production volumes decreased 35 percent as oil and gas production declined 25 percent and 37 percent, respectively, when compared to 1998. Production declines were related to normal depletion and the Partnership's property sales in 1998. Oil prices increased 88 percent or $7.72/BBL to an average of $16.50/BBL and gas prices increased 12 percent or $0.25/MCF to an average of $2.27/MCF for 1999. Increased oil and gas prices helped offset the effect of decreased production.

         Corresponding production costs per equivalent MCF increased 40 percent in 1999 compared to 1998, and total production costs decreased 9 percent in 1999, due to production declines.

         Associated depreciation expense decreased 40 percent or $121,854 in 1999 compared to 1998, related to the decline in production volumes.

         Oil and gas sales decreased 47 percent in 1998 vs. 1997. A decline in the 1998 gas prices received of 20 percent or $.51/MCF had a significant impact on partnership performance. The average sales price per equivalent MCF decreased 24 percent in 1998 as gas prices decreased 20 percent and oil prices declined 43 percent. Also, production volumes decreased 28 percent due to a 27 percent gas production decrease and a 29 percent oil production decline. The partnership's sale in late 1997 of properties in Oklahoma and Texas, related to the Barney, et al acquisition, contributed to the 1998 decreased production volumes.

         Production cost per equivalent MCF decreased 6 percent in 1998 compared to 1997 as total production costs decreased 32 percent in 1998.

         Associated depreciation expense decreased 30 percent in 1998 when compared to 1997, also related to the decline in production volumes.

         During 2000, Partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 2000, the Managing General Partner anticipates that the Partnership sharing ratio will continue to be 85:15.

Year 2000

         The Year 2000 issue resulted from computer programs and embedded computer chips with date fields which could not distinguish between the years 1900 and 2000. The Managing General Partner implemented steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps included upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner either replaced or updated mission critical systems and completed testing before 2000 began.

         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code were made by upgrading this software. In addition, the Managing General Partner received certification as to Year 2000 compliance from vendors or third party consultants.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.

         The costs incurred to address the Year 2000 issue with respect to the Managing General Partners' business systems did not have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues was less than $150,000, most of which was spent during the testing phase. The Partnership's share of this cost was insignificant.

         The most reasonably likely worst case scenario would have been a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could have been prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner.

         As of the filing of this report, the Managing General Partner is not aware of any Year 2000 problems either experienced by it or by parties which it does business, and does not expect to experience such problems in the future.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 10, 2000, regarding the directors and executive officers of Swift.

                                                           Position(s) with
         Name                     Age                  Swift and Other Companies
         ----                     ---                  -------------------------
                                             DIRECTORS
                                             ---------
A. Earl Swift                     66              Chief Executive Officer and
                                                  Chairman of the Board

Virgil N. Swift                   71              Executive Vice President - Business
                                                  Development, Vice Chairman of the Board

G. Robert Evans                   68              Director of Swift; Chairman of the Board,
                                                  Material Sciences Corporation;
                                                  Director, Consolidated Freightways, Inc.,
                                                  Fibreboard Corporation, Elco Industries, and
                                                  Old Second Bancorp

Raymond O. Loen                   75              Director of Swift; President, R. O. Loen
                                                  Company

Henry C. Montgomery               64              Director of Swift; Chairman of the Board,
                                                  Montgomery Financial Services Corporation;
                                                  Director, Southwall Technology Corporation

Clyde W. Smith, Jr.               51              Director of Swift; President, Somerset
                                                  Properties, Inc.

Harold J. Withrow                 72              Director of Swift

                                             EXECUTIVE OFFICERS
                                             ------------------

Terry E. Swift                    44              President

Joe A. D'Amico                    51              Chief Operating Officer

John R. Alden                     54              Senior Vice President - Finance,
                                                  Chief Financial Officer and Secretary

Bruce H. Vincent                  52              Senior Vice President - Funds Management

James M. Kitterman                55              Senior Vice President - Operations

Alton D. Heckaman, Jr.            42              Vice President - Finance and Controller

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

                                     III-2

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                              PAGE NO.
               --------------------                                              --------
               Report of Independent Public Accountants                            IV-2

               Balance Sheets as of December 31, 1999 and 1998                     IV-3

               Statements of Operations for the years ended
                  December 31, 1999, 1998 and 1997                                 IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1999, 1998 and 1997                                 IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997                                 IV-6

               Notes to Financial Statements                                       IV-7

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1999.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1999 fiscal year has been sent to Interest Holders of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Swift Energy Operating Partners 1992-B, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Operating Partners 1992-B, Ltd., (a Texas limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Operating Partners 1992-B, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

                                                       ARTHUR ANDERSEN LLP




Houston, Texas
February 9, 2000

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                           1999                  1998
                                                                       -------------        --------------

       ASSETS:
       Current Assets:
            Cash and cash equivalents                                  $     256,465        $      211,622
            Oil and gas sales receivable                                     254,515               307,405
            Receivable due to property disposition                                --               136,838
            Other                                                             22,220                17,653
                                                                       -------------        --------------
                 Total Current Assets                                        533,200               673,518
                                                                       -------------        --------------

       Gas Imbalance Receivable                                              298,328               351,495
                                                                       -------------        --------------

       Oil and Gas Properties, using full cost
            accounting                                                     9,088,132             9,064,596
       Less-Accumulated depreciation, depletion
            and amortization                                              (7,794,841)           (7,612,087)
                                                                       --------------        --------------
                                                                           1,293,291             1,452,509
                                                                       -------------        --------------
                                                                       $   2,124,819        $    2,477,522
                                                                       =============        ==============


       LIABILITIES AND PARTNERS' CAPITAL:

       Current Liabilities:
            Accounts Payable                                           $      48,553        $      117,240
                                                                       -------------        --------------

       Deferred Revenues                                                     363,587               401,888

       Interest Holders' Capital (8,631,378 Interest Holders'
                                   SDIs;  $1.00 per SDI)                   1,680,553             1,919,030
       General Partners' Capital                                              32,126                39,364
                                                                       -------------        --------------
                 Total Partners' Capital                                   1,712,679             1,958,394
                                                                       -------------        --------------
                                                                       $   2,124,819        $    2,477,522
                                                                       =============        ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                   1999               1998               1997
                                              --------------    ---------------    ---------------
      REVENUES:
           Oil and gas sales                  $      675,275    $       804,065    $     1,521,242
           Interest income                            17,056             15,599              7,191
           Other                                          --              6,095              9,925
                                              --------------    ---------------    ---------------
                                                     692,331            825,759          1,538,358
                                              --------------    ---------------    ---------------


      COSTS AND EXPENSES:
           Lease operating                           266,831            291,841            406,533
           Production taxes                           41,318             48,142             90,323
           Depreciation, depletion
                and amortization                     182,754            304,608            435,897
           General and administrative                184,508            168,432            175,093
                                              --------------    ---------------    ---------------
                                                     675,411            813,023          1,107,846
                                              --------------    ---------------    ---------------
      NET INCOME (LOSS)                       $       16,920    $        12,736    $       430,512
                                              ==============    ===============    ===============




                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                         Interest           General           Combining
                                          Holders           Partners          Adjustment           Total

                                       --------------    ---------------    ---------------    --------------
      Balance,
           December 31, 1996           $    2,970,816    $       112,335    $        85,947    $     3,169,098

      Income (Loss)                           321,769            126,563            (17,820)           430,512

      Cash Distributions                     (820,000)          (158,382)                --           (978,382)
                                       --------------    ---------------    ---------------    ---------------

      Balance,
           December 31, 1997                2,472,585             80,516             68,127          2,621,228
                                       --------------    ---------------    ---------------    ---------------

      Income (Loss)                            (9,601)            47,518           (25,181)             12,736

      Cash Distributions                     (586,900)           (88,670)               --            (675,570)
                                       --------------    ---------------    ---------------    ---------------

      Balance,
           December 31, 1998                1,876,084             39,364             42,946          1,958,394
                                       --------------    ---------------    ---------------    ---------------

      Income (Loss)                            12,258             26,597           (21,935)             16,920

      Cash Distributions                     (228,800)           (33,835)              --             (262,635)
                                       --------------    ---------------    ---------------    ---------------

      Balance,
           December 31, 1999           $    1,659,542    $        32,126    $        21,011   $      1,712,679
                                       ==============    ===============    ===============    ===============



      Interest Holders' net income (loss)
           per SDI

           1997                        $        0.04
                                       =============

           1998                        $          --
                                       =============

           1999                        $          --
                                       =============



                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                               1999             1998              1997
                                                                           ------------    -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                         $     16,920    $      12,736     $     430,512
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Depreciation, depletion and amortization                              182,754          304,608           435,897
          Change in gas imbalance receivable
               and deferred revenues                                             14,866          (38,076)             1,923
          Change in assets and liabilities:
               (Increase) decrease in oil and gas sales receivable               52,890          165,769            53,083
               (Increase) decrease in other current assets                       (4,567)          (5,665)            (3,905)
               Increase (decrease) in accounts payable                          (68,687)          (9,863)           (8,320)
                                                                           ------------    -------------     -------------
                 Net cash provided by (used in) operating activities            194,176          429,509           909,190
                                                                           ------------    -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties                                        (23,702)         (52,225)          (42,421)
     Proceeds from sales of oil and gas properties                              137,004          254,219           151,963
                                                                           ------------    -------------     -------------
          Net cash provided by (used in) investing activities                   113,302          201,994           109,542
                                                                           ------------    -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions to partners                                            (262,635)        (675,570)         (978,382)
                                                                           ------------    -------------     -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             44,843          (44,067)           40,350
                                                                           ------------    -------------     -------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  211,622          255,689           215,339
                                                                           ------------    -------------     -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $    256,465    $     211,622     $     255,689
                                                                           ============    =============     =============


Supplemental disclosure of noncash investing activities:
     Oil and gas properties disposition for which cash will
     be received in a subsequent year                                      $         --    $     136,838     $          --
                                                                           ============    =============     =============


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

         Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the Interest Holders and 15 percent to the general partners. After partnership payout, as defined in the Partnership Agreement, continuing costs and revenues will be shared 75 percent by the Interest Holders, and 25 percent by the general partners. Payout had not occurred as of December 31, 1999.

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the Interest Holders proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. In March 2000, the Interest Holders of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

Oil and Gas Revenues --

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

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1999, 1998 and 1997.

         Future development, site restoration, dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Partnership's capitalized oil and gas property costs are amortized.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS-(CONTINUED)

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

(3) Oil and Gas Capitalized Costs -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                            Year Ended December 31,
                                ---------------------------------------------
                                    1999             1998            1997
                                ----------        ----------        ---------
      Acquisition of
        proved properties       $       --        $       --        $      --

      Development                   23,702            52,225           42,421
                                ----------        ----------        ---------
                                $   23,702        $   52,225        $  42,421
                                ==========        ==========        =========

         All oil and gas property acquisitions are made by Swift on behalf of the Partnership. The costs of the properties include the purchase price plus any costs incurred by Swift in the evaluation and acquisition of properties.

(4) Related-Party Transactions -

         During 1999, 1998 and 1997, the Partnership paid Swift $129,471 per year as a general and administrative overhead allowance.

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         During 1999, 1998 and 1997, the Partnership also paid Swift an incentive amount, as defined in the Partnership Agreement, for services rendered to the Partnership. Such amounts totaled $4,805 in 1999, $10,960 in 1998 and $14,918 in 1997 and are included in general and administrative expenses.

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

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the Interest Holders could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1999, 1998 and 1997 was $176,308, $396,994 and $811,789, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

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


                                             SWIFT ENERGY OPERATING
                                             PARTNERS 1992-B, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      March 10, 2000           By:      s/b A. Earl Swift
         ------------------                  --------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      March 10, 2000           By:      s/b John R. Alden
         ------------------                  --------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      March 10, 2000           By:      s/b Alton D. Heckaman, Jr.
         ------------------                  --------------------------------
                                             Alton D. Heckaman, Jr.
                                             Principal Accounting Officer

Pursuant to the requirementge Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                              SWIFT ENERGY OPERATING
                                              PARTNERS 1992-B, LTD.
                                              (Registrant)

                                     By:      SWIFT ENERGY COMPANY
                                               General Partner

Date:      March 10, 2000            By:      s/b A. Earl Swift
         ------------------                   -------------------------------
                                              A. Earl Swift
                                              Director and Principal
                                              Executive Officer

Date:      March 10, 2000            By:      s/b Virgil N. Swift
         ------------------                   -------------------------------
                                              Virgil N. Swift
                                              Director and Executive
                                              Vice President - Business
                                              Development

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.

                                   SIGNATURES



Date:      March 10, 2000               By:      s/b G. Robert Evans
         -------------------                     ----------------------------
                                                 G. Robert Evans
                                                 Director

Date:      March 10, 2000               By:      s/b Raymond O. Loen
         -------------------                     ----------------------------
                                                 Raymond O. Loen
                                                 Director

Date:      March 10, 2000               By:      s/b Henry C. Montgomery
         -------------------                     ----------------------------
                                                 Henry C. Montgomery
                                                 Director

Date:      March 10, 2000               By:      s/b Clyde W. Smith, Jr.
         -------------------                     ----------------------------
                                                 Clyde W. Smith, Jr.
                                                 Director

Date:      March 10, 2000               By:      s/b Harold J. Withrow
         -------------------                     ----------------------------
                                                 Harold J. Withrow
                                                     Director